Form 10-Q
period 2010-10-30
Toys R Us Property Co II, LLC
filed 2010-12-14
CIK 1497188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

Commission file number 333-168515

Toys “R” Us Property Company II, LLC

(Exact name of registrant as specified in its charter)

Delaware	37-1512919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)

(973) 617-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 14, 2010, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)	October 30, 2010	January 30, 2010
ASSETS
Current Assets:
Cash	$25,820	$13,741
Net properties held for sale	-	978
Due from affiliates, net	455	258

Total current assets	26,275	14,977

Real Estate, Net:
Land	169,937	168,340
Buildings, net	173,295	176,287
Leasehold improvements, net	54,489	60,443

Total real estate, net	397,721	405,070

Straight-line rent receivable from affiliates	41,161	30,720
Debt issuance costs, net	25,390	27,287

	$490,547	$478,054

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest and other current liabilities	$25,882	$13,647
Deferred related party revenue	243	243

Total current liabilities	26,125	13,890

Deferred third party rent liabilities	13,281	9,981
Long-term debt	715,577	714,849
Member’s deficit	(264,436)	(260,666)

	$490,547	$478,054

See Notes to Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Rental revenues:
Base rents	$26,502	$18,432	$80,262	$55,294
Tenant reimbursements	3,275	3,126	9,821	9,765

Total revenues	29,777	21,558	90,083	65,059

Depreciation	3,022	3,202	9,111	9,510
Common area maintenance expenses	3,275	3,126	9,821	9,765
Rental expense	1,022	753	3,078	2,263
Other operating expenses, net	423	581	1,258	1,736

Total operating expenses	7,742	7,662	23,268	23,274

Operating earnings	22,035	13,896	66,815	41,785
Interest expense, net	16,448	3,461	49,462	10,970

Earnings from continuing operations	5,587	10,435	17,353	30,815
Earnings from discontinued operations	-	2,413	-	7,135

Net earnings	$5,587	$12,848	$17,353	$37,950

See Notes to Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In thousands)	October 30, 2010	October 31, 2009
Cash Flows from Operating Activities:
Net earnings	$17,353	$37,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,111	12,567
Amortization of debt issuance costs	2,634	2,534
Amortization of original issue discount	728	-
Changes in operating assets and liabilities:
Straight-line rent receivable from affiliates and deferred third party rent liabilities	(9,306)	(5,633)
Accrued interest and other current liabilities	11,829	2,179
Deferred related party revenue	-	(418)
Due from affiliates, net	(197)	897

Net cash provided by operating activities	32,152	50,076

Cash Flows from Investing Activities:
Increase in restricted cash	-	(1,968)

Net cash used in investing activities	-	(1,968)

Cash Flows from Financing Activities:
Capital contributions	1,238	-
Capitalized debt issuance/extension costs	(332)	-
Distributions	(20,979)	(48,108)

Net cash used in financing activities	(20,073)	(48,108)

Cash:
Net increase during period	12,079	-
Cash at beginning of period	13,741	-

Cash at end of period	$25,820	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid	$32,696	$10,113

Non-Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$(2,166)	$-
Contribution of properties, net	$784	$-

See Notes to Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

(Unaudited)

(In thousands)	Member’s Deficit

Balance, January 31, 2009	$(193,086)
Net earnings for the period	37,950

Total comprehensive income	37,950
Distributions	(48,108)

Balance, October 31, 2009	$(203,244)

Balance, January 30, 2010	$(260,666)
Net earnings for the period	17,353

Total comprehensive income	17,353
Capital contributions	1,238
Contribution of properties, net	784
Adjustment to the carrying value of net assets previously acquired	(2,166)
Distributions	(20,979)

Balance, October 30, 2010	$(264,436)

See Notes to Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (formerly known as Giraffe Properties, LLC (“TRU Propco II”)), except as expressly indicated or unless the context otherwise requires. TRU Propco II was formed on July 21, 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU owns or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are ultimately owned by TRU through our indirect parent, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), to whom we lease or sublease substantially all of our properties and from whom we derive substantially all of our revenues and cash flows.

As a result of the reorganization, the Company received, as contributions from Toys-Delaware and other affiliates, certain properties which we now lease to Toys-Delaware. As the reorganization was between entities under common control, the net assets transferred were recorded at their historical costs.

Fiscal 2009 Reorganization and Acquisition of Assets Under Common Control

On November 20, 2009, we acquired substantially all of the net assets (the “Transaction”) of our affiliate, MPO Holdings, LLC and its consolidated subsidiaries (“MPO”). MPO was directly owned by TRU and also leased or subleased substantially all of its 46 properties to Toys-Delaware. MPO was also formed on July 21, 2005 as a result of the reorganization referred to above and received properties from affiliated entities which were recorded at their historical costs. As the Transaction was between entities under common control, we are required to reflect the Transaction in these financial statements as if it had occurred as of the beginning of the earliest period presented with prior year MPO financial information combined retrospectively for all periods presented and the net assets transferred were recorded at their historical costs. Additionally, in connection with the Transaction, we transferred six properties to Toys-Delaware in exchange for a portion of the properties formerly owned by MPO (refer to Note 3 entitled “Discontinued operations” for further details). As a result of the Transaction, we now own or lease a total of 129 properties in the United States all of which we lease or sublease to Toys-Delaware.

The Condensed Balance Sheets as of October 30, 2010 and January 30, 2010, the Condensed Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Balance Sheet at January 30, 2010, presented herein, has been derived from our audited balance sheet for the fiscal year ended January 30, 2010 included in our Amendment No. 2 to the registration statement under the Securities Act of 1933 which was filed on October 5, 2010, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Amendment No. 2 to the registration statement. The results of operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are not necessarily indicative of operating results for the full year.

Prior Period Correction

In the second quarter of fiscal 2010, we recorded an approximate $3 million adjustment to increase Deferred rent liabilities on our Condensed Balance Sheet to correct a cumulative prior period straight-line lease accounting error. A portion of this correction related to the understatement of straight-line lease expense that occurred prior to the fiscal 2005 reorganization transactions when the related assets were sold to us from affiliates. As a result, the carrying value of the net assets sold to us during these transactions was overstated by approximately $2 million and was recorded as an increase in Member’s Deficit. The remaining portion of the correction of approximately $1 million increased Rental expense on the Condensed Statement of Operations. In addition, in connection with our master lease agreements, a corresponding correcting adjustment was recorded of approximately $1 million to increase Base rents on the Condensed Statement of Operations and Straight-line rent receivable from affiliates on the Condensed Balance Sheet for the period subsequent to the fiscal 2005 reorganization. Management concluded that this correction did not have a material impact on the current or any previously reported financial statements.

2. Real estate, net

(In thousands)	October 30, 2010	January 30, 2010

Land	$169,937	$168,340
Buildings	273,285	273,059
Leasehold improvements	132,173	134,268

	575,395	575,667
Less: accumulated depreciation	(177,674)	(170,597)

Total	$397,721	$405,070

Net properties held for sale

The following asset was classified as held for sale:

(In thousands)	January 30, 2010

Land	$332
Buildings	841
Leasehold improvements	489

1,662
Less: accumulated depreciation	(684)

Total	$978

The above real estate classified as Net properties held for sale on the Condensed Balance Sheet as of January 30, 2010 has been distributed to our indirect parent, Toys-Delaware in exchange for a contribution of properties. These transactions resulted in a Contribution of properties, net of approximately $1 million which has been recorded in our Condensed Statement of Changes in Member’s Deficit as of October 30, 2010.

3. Discontinued operations

On November 20, 2009, we transferred six properties, including four distribution centers to Toys-Delaware (the “Transferred Properties”) and received in exchange a portion of the properties formerly owned by MPO. The carrying amount of the net assets transferred out was approximately $149 million. We have reported the operating results for the Transferred Properties as Earnings from discontinued operations in our Condensed Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2009.

The operating results of discontinued operations through November 20, 2009 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Condensed Statement of Operations for the thirteen and thirty-nine weeks ended October 31, 2009. These amounts have been summarized for fiscal periods presented below:

Thirteen weeks ended October 31, 2009:

(In thousands)
Total revenues	$4,930

Earnings from discontinued operations	$2,413

Thirty-nine weeks ended October 31, 2009:

(In thousands)
Total revenues	$14,790

Earnings from discontinued operations	$7,135

4. Long-term debt

On November 20, 2009, we completed the offering of $725 million aggregate principal amount of senior secured 8.50% notes due fiscal 2017 (the “Secured Notes”). The indenture governing the Secured Notes contains covenants, including, among other things, covenants that restrict our ability to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments and create liens. The indenture governing the Secured Notes also contains covenants that limit the ability of TRU to cause or permit Toys-Delaware to incur indebtedness or make restricted payments.

On November 16, 2010, pursuant to a registration rights agreement that we entered into in connection with the offering of the Secured Notes, we completed a registered exchange offer with respect to the Secured Notes.

As of October 30, 2010 and January 30, 2010, the carrying value of our debt was $716 million and $715 million, with fair values of approximately $781 million and $747 million, respectively. The fair values of our long-term debt are estimated using the quoted market prices for the same or similar issues.

5 . Member’s deficit

Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of the limited liability company interest in us. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the thirty-nine weeks ended October 30, 2010, we made cash distributions of $17 million and $4 million in dividends and return of capital, respectively. During the thirty-nine weeks ended October 31, 2009, we made cash distributions of $38 million and $10 million in dividends and return of capital, respectively, which includes cash distributions made by MPO of $9 million and $3 million in dividends and return of capital, respectively.

During the thirty-nine weeks ended October 30, 2010, we received a capital contribution of approximately $1 million from Giraffe Junior Holdings, LLC.

Additionally, during the thirty-nine weeks ended October 30, 2010, we received a contribution of properties of approximately $1 million from our indirect parent, Toys-Delaware. Refer to Note 2 entitled “Real estate, net” for further details.

As described in Note 1 entitled “Basis of presentation,” we have recorded an approximate $2 million Adjustment to the carrying value of net assets previously acquired on the Condensed Statement of Changes in Member’s Deficit to correct the initial carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions. Management concluded that this correction did not have a material impact on the current or any previously reported financial statements.

6. Related party transactions

Rental Revenues

Our rental revenue reflected in these Condensed Financial Statements was derived from leasing arrangements we have entered into with Toys-Delaware. The master lease agreements require Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and we record such costs both as an expense and a tenant reimbursement. During the thirteen weeks ended October 30, 2010 and October 31, 2009, we earned related party Base rent revenues of approximately $27 million and $22 million, respectively. During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, we earned related party Base rent revenues of approximately $80 million and $67 million, respectively. In addition, under our leasing arrangements with Toys-Delaware, during the thirteen weeks ended October 30, 2010 and October 31, 2009, we recorded Tenant reimbursements of approximately $3 million and $4 million, respectively, and during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, we recorded Tenant reimbursements of approximately $10 million and $13 million, respectively.

Management Service Fees

Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Service Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement. During each of the thirteen week periods ended October 30, 2010 and October 31, 2009, the amount charged to us for these services was less than $1 million. During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, the amount charged to us for these services was approximately $1 million and $2 million, respectively.

Additionally, during the thirty-nine weeks ended October 30, 2010, we received a contribution of properties of approximately $1 million from our indirect parent, Toys-Delaware. Refer to Note 2 entitled “Real estate, net” for further details.

7. Due from affiliates, net

As of October 30, 2010 and January 30, 2010, Due from affiliates, net, of less than $1 million, respectively, primarily represents base rents owed to us by Toys-Delaware.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (formerly known as Giraffe Properties, LLC (“TRU Propco II”)), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Condensed Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business

We are a special purpose entity owned indirectly by Toys “R” Us – Delaware, Inc (“Toys-Delaware”). We own fee and leasehold interests in 129 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis to Toys-Delaware, the operating entity for all of Toys “R” Us, Inc.’s (“TRU”) North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit number 99.1 to this report.

Results of Operations

Earnings from Continuing Operations

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Earnings from continuing operations	$ 5,587	$ 10,435	$ (4,848)	(46.5)%	$ 17,353	$ 30,815	$ (13,462)	(43.7)%

Earnings from continuing operations decreased by $4.8 million, or 46.5%, to $5.6 million for the thirteen weeks ended October 30, 2010, compared to $10.4 million for the thirteen weeks ended October 31, 2009. Earnings from continuing operations decreased primarily due to an increase of $13.0 million in Interest expense, net, partially offset by an increase of $8.2 million in Total revenues due primarily to an increase in Base rents.

Earnings from continuing operations decreased by $13.5 million, or 43.7%, to $17.3 million for the thirty-nine weeks ended October 30, 2010, compared to $30.8 million for the thirty-nine weeks ended October 31, 2009. Earnings from continuing operations decreased primarily due to an increase of $38.5 million in Interest expense, net, partially offset by an increase of $25.0 million in Total revenues due primarily to an increase in Base rents.

Total Revenues

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Total revenues	$ 29,777	$ 21,558	$ 8,219	38.1%	$ 90,083	$ 65,059	$ 25,024	38.5%

Total revenues increased by $8.2 million, or 38.1%, to $29.8 million for the thirteen weeks ended October 30, 2010, compared to $21.6 million for the thirteen weeks ended October 31, 2009, and increased by $25.0 million, or 38.5%, to $90.1 million for the thirty-nine weeks ended October 30, 2010, compared to $65.1 million for the thirty-nine weeks ended October 31, 2009. The increases in both periods were primarily due to an increase in Base rents as a result of the amendments in the TRU Propco II Master Lease on November 20, 2009.

Depreciation

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Depreciation	$ 3,022	$ 3,202	$ (180)	(5.6)%	$ 9,111	$ 9,510	$ (399)	(4.2)%

Depreciation decreased by $0.2 million, or 5.6%, to $3.0 million for the thirteen weeks ended October 30, 2010, compared to $3.2 million for the thirteen weeks ended October 31, 2009, and decreased by $0.4 million, or 4.2%, to $9.1 million for the thirty-nine weeks ended October 30, 2010, compared to $9.5 million for the thirty-nine weeks ended October 31, 2009.

Common Area Maintenance Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Common area maintenance expenses	$ 3,275	$ 3,126	$ 149	4.8%	$ 9,821	$ 9,765	$ 56	0.6%

Common area maintenance expenses increased by $0.1 million, or 4.8%, to $3.2 million for the thirteen weeks ended October 30, 2010, compared to $3.1 million for the thirteen weeks ended October 31, 2009, and increased by $0.1 million, or 0.6%, to $9.8 million for the thirty-nine weeks ended October 30, 2010, compared to $9.7 million for the thirty-nine weeks ended October 31, 2009. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Rental Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Rental expense	$ 1,022	$ 753	$ 269	35.7%	$ 3,078	$ 2,263	$ 815	36.0%

Rental expense increased by $0.3 million, or 35.7%, to $1.0 million for the thirteen weeks ended October 30, 2010, compared to $0.7 million for the thirteen weeks ended October 31, 2009, and increased by $0.8 million, or 36.0%, to $3.1 million for the thirty-nine weeks ended October 30, 2010, compared to $2.3 million for the thirty-nine weeks ended October 31, 2009. For the thirty-nine weeks, the increase was primarily due to a $0.6 million non-cash cumulative correction of prior period straight-line lease accounting.

Other Operating Expenses, net

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Other operating expenses, net	$ 423	$ 581	$ (158)	(27.2)%	$ 1,258	$ 1,736	$ (478)	(27.5)%

Other operating expenses, net decreased by $0.2 million, or 27.2%, to $0.4 million for the thirteen weeks ended October 30, 2010, compared to $0.6 million for the thirteen weeks ended October 31, 2009, and decreased by approximately $0.5 million, or 27.5%, to $1.2 million for the thirty-nine weeks ended October 30, 2010, compared to $1.7 million for the thirty-nine weeks ended October 31, 2009. The decreases in both periods were primarily due to decreases in management service fees. See Note 6 to the Condensed Financial Statements entitled “Related party transactions” for further details.

Interest Expense, net

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Interest expense, net	$ 16,448	$ 3,461	$ 12,987	375.2%	$ 49,462	$ 10,970	$ 38,492	350.9%

Interest expense, net increased by $13.0 million to $16.5 million for the thirteen weeks ended October 30, 2010, compared to $3.5 million for the thirteen weeks ended October 31, 2009, and increased by $38.5 million to $49.5 million for the thirty-nine weeks ended October 30, 2010, compared to $11.0 million for the thirty-nine weeks ended October 31, 2009. The increases in Interest expense, net were primarily due to higher effective interest rates related to the issuance of 8.50% notes due 2017 (the “Secured Notes”) on November 20, 2009, partially offset by a reduction in average debt balances due to the prior year refinancing.

Earnings from Discontinued Operations

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Earnings from discontinued operations	$ -	$ 2,413	$ (2,413)	(100)%	$ -	$ 7,135	$ (7,135)	(100)%

Earnings from discontinued operations decreased by $2.4 million and $7.1 million for the thirteen and thirty-nine weeks ended October 31, 2010, respectively, as compared to the same period last year. The decreases were due to the operations of the six properties transferred to Toys-Delaware being included in our operating results for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, while no longer being included in current year operating results as they were sold on November 20, 2009. See Note 3 to the Condensed Financial Statements entitled “Discontinued operations” for further details.

Liquidity and Capital Resources

Overview

As of October 30, 2010, we were in compliance with all of our covenants related to the Secured Notes.

Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and, at the discretion of our board of directors and as permitted by the indenture governing the Secured Notes, declare and pay dividends to our indirect parent, Toys-Delaware. We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.

Cash Flows

	39 Weeks Ended
(In thousands)	October 30, 2010	October 31, 2009	$ Change
Net cash provided by operating activities	$32,152	$50,076	$(17,924)
Net cash used in investing activities	-	(1,968)	1,968
Net cash used in financing activities	(20,073)	(48,108)	28,035

Net increase during period in cash	$12,079	$-	$12,079

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended October 30, 2010 was $32.2 million, a decrease of $17.9 million compared to the same period last year. The decrease in cash provided by operating activities was primarily due to higher effective interest rates, which resulted in a $22.6 million increase in interest payments made compared to the same period last year.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended October 30, 2010 decreased by $2.0 million compared to the same period last year. The decrease in net cash used in investing activities was due to the release of all restricted cash.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the thirty-nine weeks ended October 30, 2010 was $20.1 million, a decrease of $28.0 million compared to the same period last year. The decrease in net cash used in financing activities was primarily due to a decrease of $27.1 million in Distributions and an increase in Capital contributions of $1.2 million.

Debt

Refer to Note 4 to the Condensed Financial Statements entitled “Long-term debt” for further details regarding the transaction described below.

On November 16, 2010, pursuant to a registration rights agreement that we entered into in connection with the offering of the Secured Notes, we completed a registered exchange offer with respect to the Secured Notes.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 2 to the registration statement under the Securities Act of 1933 which was filed on October 5, 2010, for details on our contractual obligations and commitments.

Critical Accounting Policies

Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Financial Statements. Refer to the “Critical Accounting Policies” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 2 to the registration statement under the Securities Act of 1933 which was filed on October 5, 2010, for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. The adoption of ASU 2010-11 did not have an impact on the Condensed Financial Statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 did not have an impact on the Condensed Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of Toys-Delaware’s business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we and Toys-Delaware conduct our business, Toys-Delaware’s ability to implement its strategy, our, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations and the covenants in their and our respective debt agreements, availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s dependence on key vendors of merchandise, international events affecting the delivery of toys and other products to Toys-Delaware’s stores, and such risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the thirteen and thirty-nine weeks ended October 30, 2010. For a discussion of our exposure to market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 30, 2010 in our Amendment No. 2 to the registration statement under the Securities Act of 1933 which was filed on October 5, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have evaluated, under the supervision and with the participation of our management, including our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.

Based on that evaluation, our principal executive and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to accomplish their objectives at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Although we do not currently have material legal proceedings pending against us, in the future, we may be involved in various lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty.

Item 1A.	Risk Factors

As of the date of this report there have been no material changes to the information related to the “Risk Factors” disclosed in the Amendment No. 2 to the registration statement under the Securities Act of 1933 which was filed on October 5, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: December 14, 2010	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
President and Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of Toys “R” Us Property Company II, LLC (filed as Exhibit 3.1 to Registrant’s Form S-4 registration statement, filed on August 4, 2010 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Liability Company Agreement of Toys “R” Us Property Company II, LLC (filed as Exhibit 3.2 to the Registrant’s Form S-4 registration statement, filed on August 4, 2010 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d –14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on December 14, 2010 and incorporated herein by reference).