Form 10-Q
period 2011-04-30
Toys R Us Property Co II, LLC
filed 2011-06-14
CIK 1497188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 14, 2011, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R “ US PROPERTY COMPANY II, LLC

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)	April 30, 2011	January 29, 2011
ASSETS
Current Assets:
Cash	$ 25,995	$ 10,419
Prepaid expenses	1,472	1,446
Due from affiliate, net	4,474	4,091

Total current assets	31,941	15,956
Real Estate, Net:
Land	169,937	169,937
Buildings, net	170,576	171,935
Leasehold improvements, net	51,165	52,827

Total real estate, net	391,678	394,699
Straight-line rent receivable from affiliate	47,814	44,493
Debt issuance costs	23,765	24,674

	$ 495,198	$ 479,822

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Real estate taxes payable	$5,629	$ 5,425
Accrued interest and other current liabilities	25,845	10,300
Deferred related party revenue	-	486

Total current liabilities	31,474	16,211
Deferred third party rent liabilities	13,958	13,800
Long-term debt	716,070	715,821
Member's deficit	(266,304)	(266,010)

	$ 495,198	$ 479,822

See accompanying notes to Condensed Financial Statements.

TOYS “R “ US PROPERTY COMPANY II, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
(In thousands)	April 30, 2011	May 1, 2010
Rental revenues:
Base rents	$ 27,174	$ 26,562
Tenant reimbursements	3,402	3,332

Total revenues	30,576	29,894

Depreciation	3,021	3,062
Common area maintenance expenses	3,402	3,332
Rental expense	816	761
Other operating expenses	416	419

Total operating expenses	7,655	7,574

Operating earnings	22,921	22,320

Interest expense	16,564	16,554

Net earnings	$ 6,357	$ 5,766

See accompanying notes to Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In thousands)	April 30, 2011	May 1, 2010
Cash Flows from Operating Activities:
Net earnings	$ 6,357	$ 5,766
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	3,021	3,062
Amortization of debt issuance costs	909	882
Amortization of original issue discount	249	249
Changes in operating assets and liabilities:
Prepaid expenses and due from affiliate, net	(409)	(754)
Straight-line rent receivable from affiliate and deferred third party rent liabilities	(3,163)	(3,173)
Real estate taxes payable and accrued interest and other current liabilities	15,749	14,474
Deferred related party revenue	(486)	(243)

Net cash provided by operating activities	22,227	20,263

Cash Flows from Financing Activities:
Distributions	(6,651)	—
Capital contributions	—	1,203
Capitalized debt issuance/extension costs	—	(80)

Net cash (used in) provided by financing activities	(6,651)	1,123

Cash:
Net increase during period	15,576	21,386
Cash at beginning of period	10,419	13,741

Cash at end of period	$ 25,995	$ 35,127

See accompanying notes to Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

(Unaudited)

(In thousands)	Member's Deficit

Balance, January 30, 2010	$ (260,666)

Net earnings for the period	5,766

Capital contributions	1,203

Balance, May 1, 2010	$ (253,697)

Balance, January 29, 2011	$ (266,010)

Net earnings for the period	6,357

Distributions	(6,651)

Balance, April 30, 2011	$ (266,304)

See accompanying notes to Condensed Financial Statements.

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

The Condensed Balance Sheets as of April 30, 2011 and January 29, 2011, the Condensed Statements of Operations, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the thirteen weeks ended April 30, 2011 and May 1, 2010, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Balance Sheet at January 29, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen weeks ended April 30, 2011 and May 1, 2010 are not necessarily indicative of operating results for the full year.

Prior Period Correction

We have corrected the Condensed Balance Sheet previously reported as of May 1, 2010 to reflect certain related party reimbursements and third party liabilities, since we are the primary obligor and no legal right of offset existed. As such, although not presented herein, we have increased Current assets and liabilities by approximately $5 million to correctly present these immaterial items. The items included primarily represent third party rent, property taxes and certain operating expenses which are paid directly by Toys-Delaware to the respective third party. The correction had no effect on our previously reported Results of Operations, Member’s Capital and no net effect on Cash Flows.

2. Real estate, net

(In thousands)	April 30, 2011	January 29, 2011
Land	$ 169,937	$ 169,937
Buildings	273,285	273,285
Leasehold improvements	132,173	132,173

	575,395	575,395
Less: accumulated depreciation	(183,717)	(180,696)

Total	$ 391,678	$ 394,699

3. Long-term debt

As of April 30, 2011 and January 29, 2011, the carrying value of our debt was $716 million, respectively, with fair values of approximately $782 million and $791 million, respectively. The fair value of our long-term debt was estimated based on a quoted market price and other pertinent information available to management as of the end of the respective periods.

Refer to the Annual Report on Form 10-K for further details on indebtedness.

4 . Member’s deficit

Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the thirteen weeks ended April 30, 2011, we made cash distributions of $6 million and less than $1 million in dividends and return of capital, respectively.

During the thirteen weeks ended May 1, 2010, we received a capital contribution of approximately $1 million from Giraffe Junior Holdings, LLC.

5. Related party transactions

Rental Revenues

Our rental revenue is derived from payments received under the leasing agreements we have entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During each of the thirteen weeks ended April 30, 2011 and May 1, 2010, we earned related party Base rent revenues of approximately $27 million. In addition, we recorded Tenant reimbursements of approximately $3 million under our leasing arrangements with Toys-Delaware during each of the thirteen weeks ended April 30, 2011 and May 1, 2010.

Management Service Fees

Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement. During each of the thirteen weeks ended April 30, 2011 and May 1, 2010, the amounts charged to us for these services were less than $1 million and are recorded in Other operating expenses in the Condensed Statements of Operations.

6. Due from affiliate, net

As of April 30, 2011 and January 29, 2011, Due from affiliate, net of $4 million, respectively, represented balances owed to us by Toys-Delaware primarily related to real estate taxes and certain property reimbursements.

7. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and Condensed Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business

We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”) through Toys “R” Us – Delaware, Inc. (“Toys-Delaware”). We own fee and ground leasehold interests in 129 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties to Toys-Delaware on a triple-net basis, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.

Results of Operations

Net Earnings

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Net earnings	$ 6,357	$ 5,766	$ 591	10.2%

Net earnings increased by $0.6 million, or 10.2%, to $6.4 million for the thirteen weeks ended April 30, 2011, compared to $5.8 million for the thirteen weeks ended May 1, 2010. Net earnings increased primarily due to an increase of $0.7 million in Total revenues as a result of an increase in Base rents.

Total revenues

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Total revenues	$ 30,576	$ 29,894	$ 682	2.3%

Total revenues increased by $0.7 million, or 2.3% to $30.6 million for the thirteen weeks ended April 30, 2011, compared to $29.9 million for the thirteen weeks ended May 1, 2010. The increase was primarily due to an increase in Base rents.

Depreciation

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Depreciation	$ 3,021	$ 3,062	$ (41)	(1.3)%

Depreciation had a nominal decrease for the thirteen weeks ended April 30, 2011, compared to the thirteen weeks ended May 1, 2010.

Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Common area maintenance expenses	$ 3,402	$ 3,332	$ 70	2.1%

Common area maintenance expenses had a nominal increase for the thirteen weeks ended April 30, 2011, compared to the thirteen weeks ended May 1, 2010. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Rental Expense

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Rental expense	$ 816	$ 761	$ 55	7.2%

Rental expense had a nominal increase for the thirteen weeks ended April 30, 2011, compared to the thirteen weeks ended May 1, 2010.

Other Operating Expenses

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Other operating expenses	$ 416	$ 419	$ (3)	(0.7)%

Other operating expenses had a nominal decrease for the thirteen weeks ended April 30, 2011, compared to the thirteen weeks ended May 1, 2010.

Interest Expense

	13 Weeks Ended
($ In thousands)	April 30, 2011	May 1, 2010	$ Change	% Change
Interest expense	$ 16,564	$ 16,554	$ 10	0.1%

Interest expense had a nominal increase for the thirteen weeks ended April 30, 2011, compared to the thirteen weeks ended May 1, 2010.

Liquidity and Capital Resources

Overview

As of April 30, 2011, we were in compliance with all of our covenants related to the senior secured 8.50% notes due fiscal 2017 (the “Secured Notes”).

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

Cash Flows

	13 Weeks Ended
(In thousands)	April 30, 2011	May 1, 2010	Change
Net cash provided by operating activities	$22,227	$20,263	$1,964
Net cash (used in) provided by financing activities	(6,651)	1,123	(7,774)

Net increase during period in cash	$15,576	$21,386	$(5,810)

Cash Flows Provided by Operating Activities

During the thirteen weeks ended April 30, 2011, net cash provided by operating activities was $22.2 million compared to $20.3 million the same period last year. The increase in net cash provided by operating activities was primarily due to a decrease of $1.3 million in payments related to the filing of a registration statement in fiscal 2010 in connection with the refinancing in fiscal 2009. Additionally contributing to the increase in net cash provided by operating activities was an increase in rental payments received in the first quarter of fiscal 2011 as compared to the prior year.

Cash Flows (Used in) Provided by Financing Activities

During the thirteen weeks ended April 30, 2011, net cash used in financing activities was $6.7 million compared to net cash provided by financing activities of $1.1 million for the thirteen weeks ended May 1, 2010. The increase in net cash used in financing activities was primarily due to an increase of $6.7 million in Distributions and a decrease in Capital contributions of $1.2 million.

Debt

Refer to the Annual Report on Form 10-K and Note 3 to the Condensed Financial Statements entitled “Long-term debt” for further details regarding our debt.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Critical Accounting Policies

Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements

None

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

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of Toys-Delaware’s business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which Toys-Delaware conducts its business, Toys-Delaware’s ability to implement its strategy, our, Toys-Delaware’s and TRU’s respective substantial levels of indebtedness and related debt-service obligations and the covenants in their and our respective debt agreements, availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s dependence on key vendors of merchandise, international events affecting the delivery of toys and other products to Toys-Delaware’s stores, and such risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on April 29, 2011 and in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the thirteen weeks ended April 30, 2011. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: June 14, 2011	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
President and Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of Toys “R” Us Property Company II, LLC (filed as Exhibit 3.1 to Registrant’s Form S-4 registration statement, filed on August 4, 2010 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Liability Company Agreement of Toys “R” Us Property Company II, LLC (filed as Exhibit 3.2 to the Registrant’s Form S-4 registration statement, filed on August 4, 2010 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements for the thirteen weeks ended April 30, 2011 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on June 14, 2011 and incorporated herein by reference).