Form 10-Q
period 2011-07-30
Toys R Us Property Co II, LLC
filed 2011-09-13
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011
Commission file number 333-168515
_________________________________

Toys “R” Us Property Company II, LLC
(Exact name of registrant as specified in its charter)
_________________________________

Delaware	37-1512919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)
(973) 617-3500
(Registrant’s telephone number, including area code)
 _________________________________
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
As of September 13, 2011, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements
TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	July 30, 2011	January 29, 2011
ASSETS
Current Assets:
Cash	$10,037	$10,419
Due from affiliate, net	5,919	4,091
Prepaid expenses	702	1,446
Total current assets	16,658	15,956
Real Estate, Net:
Land	169,937	169,937
Buildings, net	169,216	171,935
Leasehold improvements, net	49,503	52,827
Total real estate, net	388,656	394,699
Straight-line rent receivable from affiliate	51,134	44,493
Debt issuance costs	22,862	24,674
Total Assets	$479,310	$479,822

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$10,103	$10,158
Real estate taxes payable	6,276	5,425
Deferred related party revenue	243	486
Other current liabilities	287	142
Total current liabilities	16,909	16,211
Long-term debt	716,325	715,821
Deferred third party rent liabilities	14,112	13,800
Member's deficit	(268,036)	(266,010)
Total Liabilities and Member's Deficit	$479,310	$479,822
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Rental revenues:
Base rents	$26,433	$27,198	$53,607	$53,760
Tenant reimbursements	3,495	3,214	6,897	6,546
Total revenues	29,928	30,412	60,504	60,306

Depreciation	3,022	3,027	6,043	6,089
Rental expense	814	1,295	1,630	2,056
Common area maintenance expenses	3,495	3,214	6,897	6,546
Other operating expenses	447	416	863	835
Total operating expenses	7,778	7,952	15,433	15,526

Operating earnings	22,150	22,460	45,071	44,780
Interest expense	16,509	16,460	33,073	33,014
Net earnings	$5,641	$6,000	$11,998	$11,766
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010
Cash Flows from Operating Activities:
Net earnings	$11,998	$11,766
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	6,043	6,089
Amortization of debt issuance costs	1,812	1,746
Amortization of original issue discount	504	490
Changes in operating assets and liabilities:
Due from affiliate, net	(1,828)	(1,448)
Prepaid expenses	744	460
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(6,329)	(6,452)
Real estate taxes payable, Accrued interest and Other current liabilities	941	(2,674)
Deferred related party revenue	(243)	(243)
Net cash provided by operating activities	13,642	9,734

Cash Flows from Financing Activities:
Distributions	(14,024)	(14,126)
Capital contributions	—	1,238
Capitalized debt issuance/extension costs	—	(123)
Net cash used in financing activities	(14,024)	(13,011)

Cash:
Net decrease during period	(382)	(3,277)
Cash at beginning of period	10,419	13,741
Cash at end of period	$10,037	$10,464

Supplemental Disclosure of Cash Flow Information
Interest paid	$30,813	$32,696

Non-Cash Financing Information
Adjustment to the carrying value of net assets previously acquired	$—	$(2,166)
Contribution of properties, net	$—	$784
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member's Deficit
Balance, January 30, 2010	$(260,666)
Net earnings for the period	11,766
Capital contributions	1,238
Contribution of properties, net	784
Adjustment to the carrying value of net assets previously acquired	(2,166)
Distributions	(14,126)
Balance, July 31, 2010	$(263,170)

Balance, January 29, 2011	$(266,010)
Net earnings for the period	11,998
Distributions	(14,024)
Balance, July 30, 2011	$(268,036)
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
The Condensed Balance Sheets as of July 30, 2011 and January 29, 2011, the Condensed Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the twenty-six weeks ended July 30, 2011 and July 31, 2010, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Balance Sheet at January 29, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 are not necessarily indicative of operating results for the full year.
Prior Period Correction
We have corrected the Condensed Balance Sheet previously reported as of July 31, 2010 to reflect certain related party reimbursements and third party liabilities, since we are the primary obligor and no legal right of offset existed. As such, although not presented herein, we have increased Current assets and liabilities by approximately $6 million to correctly present these immaterial items. The items included primarily represent third party rent, property taxes and certain operating expenses which are paid directly by Toys-Delaware to the respective third party. The correction had no effect on our previously reported Results of Operations, Member’s Capital and no net effect on Cash Flows.
In addition, in the second quarter of fiscal 2010, we recorded an approximate $3 million adjustment to increase Deferred rent liabilities on our Condensed Balance Sheet to correct a cumulative prior period straight-line lease accounting error. A portion of this correction related to the understatement of straight-line lease expense that occurred prior to the fiscal 2005 reorganization transactions when the related assets were sold to us from affiliates. As a result, the carrying value of the net assets sold to us during these transactions was overstated by approximately $2 million and was recorded as an increase in Member’s Deficit.
The remaining portion of the correction of approximately $1 million increased Rental expense on the Condensed Statement of Operations. In addition, in connection with our master lease agreement, a corresponding correcting adjustment was recorded of approximately $1 million to increase Base rents on the Condensed Statement of Operations and Straight-line rent receivable from affiliates on the Condensed Balance Sheet for the period subsequent to the fiscal 2005 reorganization.
Management concluded that this correction did not have a material impact for the thirteen or twenty-six weeks ended July 31, 2010 or any previously reported financial statements.

2. Real estate, net

(In thousands)	July 30, 2011	January 29, 2011
Land	$169,937	$169,937
Buildings	273,285	273,285
Leasehold improvements	132,173	132,173
	575,395	575,395
Less: accumulated depreciation	(186,739)	(180,696)
Total	$388,656	$394,699

During the second quarter of fiscal 2010, we distributed property to our indirect parent, Toys-Delaware in exchange for a contribution of properties. These transactions resulted in a Contribution of properties, net of approximately $1 million which has been recorded in our Condensed Statement of Changes in Member's Deficit as of July 31, 2010.
3. Long-term debt
As of July 30, 2011 and January 29, 2011, the carrying value of our debt was $716 million, respectively, with fair values of approximately $777 million and $791 million, respectively. The fair value of our long-term debt was estimated based on a quoted market price and other pertinent information available to management as of the end of the respective periods.
Refer to the Annual Report on Form 10-K for further details on indebtedness.
4 . Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During each of the twenty-six weeks ended July 30, 2011 and July 31, 2010, we made cash distributions of $12 million and $2 million in dividends and return of capital, respectively.
During the twenty-six weeks ended July 31, 2010, we received a capital contribution of approximately $1 million from Giraffe Junior Holdings, LLC.
In the second quarter of fiscal 2010, we recorded an approximate $2 million Adjustment to the carrying value of net assets previously acquired on the Condensed Statement of Changes in Member's Deficit to correct the carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions.
Additionally, during the twenty-six weeks ended July 31, 2010, we received a contribution of properties of approximately $1 million from our indirect parent, Toys-Delaware. Refer to Note 2 entitled "Real estate, net" for further details.
5. Related party transactions
Rental Revenues
Our rental revenue is derived from payments received under the leasing arrangements we have entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended July 30, 2011 and July 31, 2010, we earned related party Base rent revenues of approximately $26 million and $27 million, respectively. During the twenty-six weeks ended July 30, 2011 and July 31, 2010, we earned related party Base rent revenues of approximately $53 million and $54 million, respectively. In addition, we recorded Tenant reimbursements of approximately $4 million and $3 million under our leasing arrangements with Toys-Delaware during the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively. During each of the twenty-six weeks ended July 30, 2011 and July 31, 2010, we recorded Tenant reimbursements of approximately $7 million.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses in the Condensed Statements of Operations. During each of the thirteen weeks ended July 30, 2011 and July 31, 2010, the amounts charged to us for these services were less than $1 million. During each of the twenty-six weeks ended July 30, 2011 and July 31, 2010, the amounts charged to us for these services were approximately $1 million.
6. Due from affiliate, net
As of July 30, 2011 and January 29, 2011, Due from affiliate, net of $6 million and $4 million, respectively, represented balances owed to us by Toys-Delaware primarily related to real estate taxes and certain property reimbursements.
7. Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations
Net Earnings

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Net earnings	$5,641	$6,000	$(359)	(6.0)%	$11,998	$11,766	$232	2.0%
Net earnings decreased by $0.4 million, or 6.0%, to $5.6 million for the thirteen weeks ended July 30, 2011, compared to $6.0 million for the thirteen weeks ended July 31, 2010. Net earnings decreased primarily due to a decrease of $0.5 million in Total revenues as a result of a decrease in Base rents.

Net earnings had a nominal increase for the twenty-six weeks ended July 30, 2011, compared to the same period last year.
Total Revenues

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Total revenues	$29,928	$30,412	$(484)	(1.6)%	$60,504	$60,306	$198	0.3%
Total revenues decreased by $0.5 million, or 1.6%, to $29.9 million for the thirteen weeks ended July 30, 2011, compared to $30.4 million for the thirteen weeks ended July 31, 2010. The decrease was primarily due to a decrease in Base rents.
Total revenues had a nominal increase for the twenty-six weeks ended July 30, 2011, compared to the same period last year.
Depreciation

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Depreciation	$3,022	$3,027	$(5)	(0.2)%	$6,043	$6,089	$(46)	(0.8)%
Depreciation had a nominal decrease for the thirteen and twenty-six weeks ended July 30, 2011, compared to the same periods last year.

Rental Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Rental expense	$814	$1,295	$(481)	(37.1)%	$1,630	$2,056	$(426)	(20.7)%
Rental expense decreased by $0.5 million, or 37.1%, to $0.8 million for the thirteen weeks ended July 30, 2011, compared to $1.3 million for the thirteen weeks ended July 31, 2010, and decreased by $0.4 million, or 20.7%, to $1.6 million for the twenty-six weeks ended July 30, 2011, compared to $2.0 million for the twenty-six weeks ended July 31, 2010. The decrease for both periods was primarily due to a non-cash cumulative straight-line lease accounting correction recorded in the second quarter of fiscal 2010.

Common Area Maintenance Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Common area maintenance expenses	$3,495	$3,214	$281	8.7%	$6,897	$6,546	$351	5.4%
Common area maintenance expenses increased by $0.3 million, or 8.7%, to $3.5 million for the thirteen weeks ended July 30, 2011, compared to $3.2 million for the thirteen weeks ended July 31, 2010, and increased by $0.4 million, or 5.4%, to $6.9 million for the twenty-six weeks ended July 30, 2011, compared to $6.5 million for the twenty-six weeks ended July 31, 2010. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Other operating expenses	$447	$416	$31	7.5%	$863	$835	$28	3.4%
Other operating expenses had a nominal increase for the thirteen and twenty-six weeks ended July 30, 2011, compared to the same periods last year.
Interest Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010	$ Change	% Change
Interest expense	$16,509	$16,460	$49	0.3%	$33,073	$33,014	$59	0.2%
Interest expense had a nominal increase for the thirteen and twenty-six weeks ended July 30, 2011, compared to the same periods last year.
Liquidity and Capital Resources
Overview
As of July 30, 2011, we were in compliance with all of our covenants related to the 8.50% senior secured notes due fiscal 2017 (the “Secured Notes”).
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

Cash Flows

	26 Weeks Ended
(In thousands)	July 30, 2011	July 31, 2010	Change
Net cash provided by operating activities	$13,642	$9,734	$3,908
Net cash used in financing activities	(14,024)	(13,011)	(1,013)
Net decrease during period in cash	$(382)	$(3,277)	$2,895
Cash Flows Provided by Operating Activities
During the twenty-six weeks ended July 30, 2011, net cash provided by operating activities was $13.6 million compared to $9.7 million the same period last year. The increase in net cash provided by operating activities was due primarily to two fiscal 2010 items that did not recur in the current year. The first half of fiscal 2010 included 11 days of incremental interest payments totaling $1.9 million as well as $1.3 million in payments related to the filing of a registration statement. In addition, the increase in net cash provided by operating activities was due to a decrease in third party prepaid expenses due to the timing of payments.
Cash Flows Used in Financing Activities
During the twenty-six weeks ended July 30, 2011, net cash used in financing activities was $14.0 million compared to $13.0 million for the same period last year. The increase in net cash used in financing activities was primarily due to Capital contributions of $1.2 million, which did not recur in the current year.
Debt
Refer to the Annual Report on Form 10-K and Note 3 to the Condensed Financial Statements entitled “Long-term debt” for further details regarding our debt.
Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, for details on our contractual obligations and commitments.
Critical Accounting Policies
Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011, for a discussion of critical accounting policies.
Recently Adopted Accounting Pronouncements
None.
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
There has been no material change in our exposure to market risk during the thirteen and twenty-six weeks ended July 30, 2011. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
We have evaluated, under the supervision and with the participation of our management, including our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.
Based on that evaluation, our principal executive and principal financial officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: September 13, 2011	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and twenty-six weeks ended July 30, 2011 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on September 13, 2011 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document