Form 10-Q
period 2011-10-29
Toys R Us Property Co II, LLC
filed 2011-12-13
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011
Commission file number 333-168515
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
 _________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 13, 2011, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements
TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	October 29, 2011	January 29, 2011
ASSETS
Current Assets:
Cash	$25,608	$10,419
Due from affiliate, net	5,488	4,091
Prepaid expenses	1,720	1,446
Total current assets	32,816	15,956
Real Estate, Net:
Land	169,937	169,937
Buildings, net	167,731	171,935
Leasehold improvements, net	47,868	52,827
Total real estate, net	385,536	394,699
Straight-line rent receivable from affiliate	54,463	44,493
Debt issuance costs	21,958	24,674
Total Assets	$494,773	$479,822

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$25,425	$10,158
Real estate taxes payable	6,702	5,425
Deferred related party revenue	486	486
Other current liabilities	409	142
Total current liabilities	33,022	16,211
Long-term debt	716,583	715,821
Deferred third party rent liabilities	14,269	13,800
Member's deficit	(269,101)	(266,010)
Total Liabilities and Member's Deficit	$494,773	$479,822
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Rental revenues:
Base rents	$26,452	$26,502	$80,059	$80,262
Tenant reimbursements	3,412	3,275	10,309	9,821
Total revenues	29,864	29,777	90,368	90,083

Depreciation	3,120	3,022	9,163	9,111
Rental expense	816	1,022	2,446	3,078
Common area maintenance expenses	3,412	3,275	10,309	9,821
Other operating expenses	441	423	1,304	1,258
Total operating expenses	7,789	7,742	23,222	23,268

Operating earnings	22,075	22,035	67,146	66,815
Interest expense	16,484	16,448	49,557	49,462
Net earnings	$5,591	$5,587	$17,589	$17,353
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010
Cash Flows from Operating Activities:
Net earnings	$17,589	$17,353
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	9,163	9,111
Amortization of debt issuance costs	2,716	2,634
Amortization of original issue discount	762	728
Changes in operating assets and liabilities:
Due from affiliate, net	(1,397)	(1,412)
Prepaid expenses	(274)	(454)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(9,501)	(9,306)
Accrued interest, Real estate taxes payable and Other current liabilities	16,811	13,498
Net cash provided by operating activities	35,869	32,152

Cash Flows from Financing Activities:
Distributions	(20,680)	(20,979)
Capital contributions	—	1,238
Capitalized debt issuance/extension costs	—	(332)
Net cash used in financing activities	(20,680)	(20,073)

Cash:
Net increase during period	15,189	12,079
Cash at beginning of period	10,419	13,741
Cash at end of period	$25,608	$25,820

Supplemental Disclosure of Cash Flow Information
Interest paid	$30,813	$32,696

Non-Cash Financing Information
Adjustment to the carrying value of net assets previously acquired	$—	$(2,166)
Contribution of properties, net	$—	$784
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member's Deficit
Balance, January 30, 2010	$(260,666)
Net earnings for the period	17,353
Capital contributions	1,238
Contribution of properties, net	784
Adjustment to the carrying value of net assets previously acquired	(2,166)
Distributions	(20,979)
Balance, October 30, 2010	$(264,436)

Balance, January 29, 2011	$(266,010)
Net earnings for the period	17,589
Distributions	(20,680)
Balance, October 29, 2011	(269,101)
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the context otherwise requires. TRU Propco II was formed on July 21, 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU, through various subsidiaries, operates or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are ultimately owned by TRU through our indirect parent, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), to whom we lease or sublease substantially all of our properties and from whom we derive substantially all of our revenues and cash flows.
As a result of the reorganization, the Company received, as contributions from Toys-Delaware and other affiliates, certain properties which we now lease to Toys-Delaware. As the reorganization was between entities under common control, the net assets transferred were recorded at their carrying value.
The Condensed Balance Sheets as of October 29, 2011 and January 29, 2011, the Condensed Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Balance Sheet at January 29, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are not necessarily indicative of operating results for the full year.
Prior Period Corrections
We have corrected the Condensed Balance Sheet previously reported as of October 30, 2010 to reflect certain related party reimbursements and third party liabilities, since we are the primary obligor and no legal right of offset existed. As such, although not presented herein, we have increased Current assets and liabilities by approximately $7 million to correctly present these immaterial items. The items included primarily represent third party rent, property taxes and certain operating expenses which are paid directly by Toys-Delaware to the respective third parties. The correction had no effect on our previously reported Results of Operations, Member’s Deficit and no net effect on Cash Flows.
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
The remaining portion of this correction of approximately $1 million increased Rental expense on the Condensed Statement of Operations for the thirty-nine weeks ended October 30, 2010. In addition, in connection with our master lease agreement, a corresponding correcting adjustment was recorded of approximately $1 million to increase Base rents for the thirty-nine weeks ended October 30, 2010 on the Condensed Statement of Operations and Straight-line rent receivable from affiliate on the Condensed Balance Sheet for the period subsequent to the fiscal 2005 reorganization. Management concluded that this correction did not have a material impact on the financial statements for the thirty-nine weeks ended October 30, 2010 or any previously reported financial statements.

2. Real estate, net

(In thousands)	October 29, 2011	January 29, 2011
Land	$169,937	$169,937
Buildings	273,285	273,285
Leasehold improvements	132,173	132,173
	575,395	575,395
Less: accumulated depreciation	(189,859)	(180,696)
Total	$385,536	$394,699

During the second quarter of fiscal 2010, we distributed property to our indirect parent, Toys-Delaware, in exchange for a contribution of properties. These transactions resulted in a Contribution of properties, net of approximately $1 million which has been recorded in our Condensed Statement of Changes in Member's Deficit as of October 30, 2010.
3. Long-term debt
As of October 29, 2011 and January 29, 2011, the carrying value of our debt was $717 million and $716 million, respectively, with fair values of approximately $769 million and $791 million, respectively. The fair value of our long-term debt was estimated based on a quoted market price and other pertinent information available to management as of the end of the respective periods. Refer to the Annual Report on Form 10-K for further details on indebtedness.
4 . Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the thirty-nine weeks ended October 29, 2011, we made cash distributions of approximately $18 million and $3 million in dividends and return of capital, respectively. During the thirty-nine weeks ended October 30, 2010, we made cash distributions of approximately $17 million and $4 million in dividends and return of capital, respectively.
During the thirty-nine weeks ended October 30, 2010, we received a capital contribution of approximately $1 million from Giraffe Junior Holdings, LLC.
During the thirty-nine weeks ended October 30, 2010, we recorded an approximate $2 million Adjustment to the carrying value of net assets previously acquired on the Condensed Statement of Changes in Member's Deficit to correct the carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions. Refer to Note 1 entitled "Basis of Presentation" for further details.
Additionally, during the thirty-nine weeks ended October 30, 2010, we received a contribution of properties of approximately $1 million from our indirect parent, Toys-Delaware. Refer to Note 2 entitled "Real estate, net" for further details.
5. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the leasing arrangements we have entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended October 29, 2011 and October 30, 2010, we earned related party Base rent revenues of approximately $26 million and $27 million, respectively. During each of the thirty-nine weeks ended October 29, 2011 and October 30, 2010, we earned related party Base rent revenues of $80 million. In addition, we recorded Tenant reimbursements of approximately $3 million under our leasing arrangements with Toys-Delaware during each of the thirteen weeks ended October 29, 2011 and October 30, 2010. During each of the thirty-nine weeks ended October 29, 2011 and October 30, 2010, we recorded Tenant reimbursements of approximately $10 million.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses in the Condensed Statements of Operations. During each of the thirteen weeks ended October 29, 2011 and October 30, 2010, the amounts charged to us for these services were less than $1 million. During each of the thirty-nine weeks ended October 29, 2011 and October 30, 2010, the amounts charged to us for these services were approximately $1 million.
6. Due from affiliate, net
As of October 29, 2011 and January 29, 2011, Due from affiliate, net of $5 million and $4 million, respectively, primarily represents real estate taxes, certain property reimbursements and base rents owed to us by Toys-Delaware.
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
Our Business
We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”) through Toys “R” Us – Delaware, Inc. (“Toys-Delaware”). We own fee and ground leasehold interests in 129 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
Results of Operations
Net Earnings

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Net earnings	$5,591	$5,587	$4	0.1%	$17,589	$17,353	$236	1.4%
Net earnings had a nominal increase for the thirteen and thirty-nine weeks ended October 29, 2011, compared to the same periods last year.
Total Revenues

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Total revenues	$29,864	$29,777	$87	0.3%	$90,368	$90,083	$285	0.3%
Total revenues had a nominal increase for the thirteen and thirty-nine weeks ended October 29, 2011, compared to the same periods last year.
Depreciation

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Depreciation	$3,120	$3,022	$98	3.2%	$9,163	$9,111	$52	0.6%
Depreciation had a nominal increase for the thirteen and thirty-nine weeks ended October 29, 2011, compared to the same periods last year.

Rental Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Rental expense	$816	$1,022	$(206)	(20.2)%	$2,446	$3,078	$(632)	(20.5)%
Rental expense decreased by $0.2 million, or 20.2%, to $0.8 million for the thirteen weeks ended October 29, 2011, compared to $1.0 million for the thirteen weeks ended October 30, 2010, and decreased by $0.7 million, or 20.5%, to $2.4 million for the thirty-nine weeks ended October 29, 2011, compared to $3.1 million for the thirty-nine weeks ended October 30, 2010. The decrease for the thirty-nine weeks ended October 29, 2011 was primarily due to a non-cash cumulative straight-line lease accounting correction recorded in the second quarter of fiscal 2010.

Common Area Maintenance Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Common area maintenance expenses	$3,412	$3,275	$137	4.2%	$10,309	$9,821	$488	5.0%
Common area maintenance expenses increased by $0.1 million, or 4.2%, to $3.4 million for the thirteen weeks ended October 29, 2011, compared to $3.3 million for the thirteen weeks ended October 30, 2010, and increased by $0.5 million, or 5.0%, to $10.3 million for the thirty-nine weeks ended October 29, 2011, compared to $9.8 million for the thirty-nine weeks ended October 30, 2010. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Other operating expenses	$441	$423	$18	4.3%	$1,304	$1,258	$46	3.7%
Other operating expenses had a nominal increase for the thirteen and thirty-nine weeks ended October 29, 2011, compared to the same periods last year.
Interest Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010	$ Change	% Change
Interest expense	$16,484	$16,448	$36	0.2%	$49,557	$49,462	$95	0.2%
Interest expense had a nominal increase for the thirteen and thirty-nine weeks ended October 29, 2011, compared to the same periods last year.
Liquidity and Capital Resources
Overview
As of October 29, 2011, we were in compliance with all of our covenants related to the 8.50% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions. We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	39 Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010	Change
Net cash provided by operating activities	$35,869	$32,152	$3,717
Net cash used in financing activities	(20,680)	(20,073)	(607)
Net increase during period in cash	$15,189	$12,079	$3,110
Cash Flows Provided by Operating Activities
During the thirty-nine weeks ended October 29, 2011, net cash provided by operating activities was $35.9 million compared to

$32.2 million the same period last year. The increase in net cash provided by operating activities was due primarily to two fiscal 2010 items that did not recur in the current year. The first half of fiscal 2010 included 11 days of incremental interest payments totaling $1.9 million as well as $1.3 million in payments related to costs associated with the issuance of the Secured Notes in fiscal 2009.
Cash Flows Used in Financing Activities
During the thirty-nine weeks ended October 29, 2011, net cash used in financing activities was $20.7 million compared to $20.1 million for the same period last year. The increase in net cash used in financing activities was primarily due to Capital contributions of $1.2 million, which did not recur in the current year. This was offset by capitalized debt issuance costs incurred in fiscal 2010 related to costs associated with the issuance of the Secured Notes in fiscal 2009 and a decrease in distributions.
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
There has been no material change in our exposure to market risk during the thirteen and thirty-nine weeks ended October 29, 2011. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: December 13, 2011	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and thirty-nine weeks ended October 29, 2011 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on December 13, 2011 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document