Form 10-K
period 2012-01-28
Toys R Us Property Co II, LLC
filed 2012-04-27
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
______________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
Commission file number 333-168515
______________________________________
Toys “R” Us Property Company II, LLC
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	37-1512919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)
(973) 617-3500
(Registrant’s telephone number, including area code)
______________________________________
Securities registered pursuant to Section 12(b) or 12(g) of the Act:
None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒    No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                            Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 27, 2012, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
Toys “R” Us Property Company II, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.
These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of Toys “R” Us – Delaware, Inc.’s (“Toys-Delaware”) business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which Toys-Delaware conducts its business, Toys-Delaware’s ability to implement its strategy, our, Toys-Delaware’s and Toys “R” Us, Inc.’s (“TRU”) respective substantial levels of indebtedness and related debt-service obligations and the covenants in their and our respective debt agreements, availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s dependence on key vendors of merchandise, international events affecting the delivery of toys and other products to Toys-Delaware’s stores, and such risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission's rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		Page
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosure	18

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A.	Controls and Procedures	44
Item 9B.	Other Information	44

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
Item 13.	Certain Relationships and Related Transactions and Director Independence	45
Item 14.	Principal Accounting Fees and Services	50

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	51

SIGNATURES		52

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		53

INDEX TO EXHIBITS		54

PART I

ITEM 1.    BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2011 ended January 28, 2012; fiscal 2010 ended January 29, 2011; and fiscal 2009 ended January 30, 2010. References to fiscals 2011, 2010 and 2009 are to our fiscal years unless otherwise specified.
Our Business
We are a special purpose entity owned indirectly by TRU, through Toys-Delaware, and formed in July 2005. We own fee and ground leasehold interests in 129 properties throughout the United States (collectively, the “Properties” and each, a “Property”). We lease these Properties on a triple-net basis under a master lease to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For the financial statements for fiscal year ended January 28, 2012 and other information about our master tenant, Toys-Delaware (“Master Tenant”), see Exhibit 99.1 to this report.
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
As of January 28, 2012, we owned fee and ground leasehold interests in 129 properties domestically, which include the following:

•
73 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote approximately 7,000 square feet to boutique areas for juvenile (including baby) products (Babies “R” Us Express and Juvenile Expansion formats devote approximately an additional 3,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•	35 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 4,000 to 5,000 square feet to traditional toy products; and

•
21 side-by-side stores, which typically range in size from 30,000 to 70,000 square feet and devote approximately 20,000 to 40,000 square feet to traditional toy products and approximately 10,000 to 30,000 square feet to juvenile (including baby) products.

We believe that the Properties are desirable assets in key locations comprising many characteristics which are difficult to replicate, as they are generally located in proven retail corridors along major thoroughfares with good access, ample parking, frontage and visibility. The Properties are important to the operations of Toys-Delaware, generating $1.2 billion of U.S. store revenues, which represented approximately 16% of Toys-Delaware’s total U.S. store revenues for the fiscal year ended January 28, 2012. In the opinion of management, the Properties are adequately covered by insurance. Certain of the Properties are subject to customary encumbrances, such as ground leases, rights of first offer or refusal, third-party purchase rights, continuous-operations covenants and use restrictions.
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
The following table sets forth the locations of the Properties as of January 28, 2012:

Location	Number of Stores
Alabama	2
Arizona	3
California	10
Colorado	2
Connecticut	3
Florida	3
Illinois	7
Indiana	3
Iowa	2
Kentucky	1
Louisiana	1
Maryland	3
Massachusetts	7
Michigan	7
Missouri	1
Nevada	2
New Hampshire	2
New Jersey	1
New York	4
North Carolina	2
Ohio	21
Oregon	2
Pennsylvania	18
South Carolina	2
Tennessee	4
Texas	6
Utah	1
Virginia	4
Wisconsin	5
Total	129
The TRU Propco II Master Lease
The net base cash rents to be paid by the Master Tenant to us under the TRU Propco II Master Lease, effective November 20, 2009, increased to approximately $91 million per annum, net of rents due to third parties, subject to 10% increases on February 1, 2015, February 1, 2020 and February 1, 2025. For a more detailed description of the TRU Propco II Master Lease, see Note 4 to the Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.
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
Employees
As of January 28, 2012, we employed no individuals. Pursuant to the domestic services agreement and the TRU Propco II Master Lease, Toys-Delaware provides us with services to operate our Properties, including paying all costs and expenses arising in connection with the ownership, operation, lease, use, maintenance and repair of the Properties.
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
There are certain members of Toys-Delaware management that are also involved in our management, and each of the Company, Toys-Delaware and their respective management teams are fully aware of their obligations under the TRU Propco II Master Lease and intend to comply with their contractual obligations. In the event of certain payment defaults by Toys-Delaware under the TRU Propco II Master Lease, the holders of the Secured Notes would have the right to accelerate the debt. As a result, in case a conflict of interest were to arise, the Company and Toys-Delaware would have a common interest to resolve the conflict to avoid the acceleration of the debt.
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
ITEM 1A.    RISK FACTORS
Investors should carefully consider the risks described below and all other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be less significant than the following risk factors, may also adversely affect our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.
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
Certain events may decrease cash available for payments on the Secured Notes, as well as the value of the Properties. These events include, but are not limited to:

•	adverse changes in national or local economic and demographic conditions;

•	adverse changes in the financial condition of the Master Tenant;

•	inability to collect rent from the Master Tenant;

•	reductions in the level of demand for commercial space, and changes in the relative popularity of properties;

•	increases in the supply of or demand for commercial space in a particular area;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation,

health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990;

•	property and casualty losses, some of which may be uninsured;

•	liens, encumbrances, zoning matters or other matters affecting title to or use of real estate;

•
asbestos/lead related liabilities and costs of containment or removal and other environmental hazards at the Properties for which we may be liable, including those created by prior owners or occupants, existing tenants, adjacent land or other parties; and

•
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
Toys-Delaware’s ability to make payments under the TRU Propco II Master Lease and the market value of the Properties could be adversely affected by economic conditions generally or in states where the Properties are located, conditions in the real estate markets where the Properties are located, changes in governmental rules and fiscal policies, acts of nature, including earthquakes, floods and hurricanes (which may result in uninsured losses), and other factors which are beyond the control of the Company. The Properties are located in 29 states. The economy of any state in which a Property is located may be adversely affected to a greater degree than that of other areas of the country by certain developments affecting industries concentrated in such state or region. Moreover, in recent periods, several regions have experienced significant downturns in the market value of real estate. Significant percentages of the Properties are located in Ohio (21 Properties, or approximately 16% of the Properties); Pennsylvania (18 Properties, or approximately 14% of the Properties); California (10 Properties, or approximately 8% of the Properties); and Illinois, Massachusetts, and Michigan (7 Properties in each of these states, or, in each of these states, approximately 5% of the Properties).
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
Additionally, there is a possibility of catastrophic loss with respect to each Property for which insurance proceeds may not be adequate (such as floods) or which may result from risks not covered by insurance. Also, certain of the Properties are located in states that have been historically at greater risk to acts of nature (such as earthquakes, hurricanes and floods). As with all real estate, if reconstruction (for example, following fire or other casualty) or any major repair or improvement is required to a Property, changes in laws and governmental regulations may be applicable and may materially affect the cost to us or our ability to effect such reconstruction, major repair or improvement.
There can be no assurance that the amount of earthquake or flood or property insurance currently required or provided would be sufficient to cover damages caused by an earthquake or flood or other hazard, or that such insurance will be commercially available in the future.
Pursuant to the TRU Propco II Master Lease, we are entirely reliant on Toys-Delaware for providing and maintaining insurance. In addition to the risk that Toys-Delaware may fail to perform these obligations, the risks outlined above are also applicable to the insurance provided and maintained by Toys-Delaware.
We may be exposed to material environmental liabilities.
While we have established procedures to reduce the likelihood of incurring liabilities under applicable federal, state and local environmental laws, there may be material environmental liabilities of which we are unaware.
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
We were formed with the intent that we are a bankruptcy remote entity so as to reduce the likelihood of a bankruptcy of us. Although such measures reduce the likelihood that we would incur obligations that would result in a bankruptcy, no assurance can be given that we will not file for bankruptcy protection (including in connection with the commencement of any bankruptcy proceedings of another TRU entity, or otherwise) or that our creditors will not initiate a bankruptcy or similar proceeding against us. Because we are the owner or ground lessee of the Properties, the possibility that we could become such a debtor is likely greater, from a theoretical standpoint, than with respect to an entity that merely owns financial assets, because, among other reasons, claims may arise against us from our ownership or operation of the Properties.
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
Toys-Delaware’s business is highly seasonal. During fiscals 2011, 2010 and 2009 approximately 43%, respectively, of Toys-Delaware’s total revenues were generated in the fourth quarter. Toys-Delaware typically incurs net losses in each of the first three quarters of the year, with a substantial portion of its earnings generated in the fourth quarter. As a result, Toys-Delaware depends significantly upon the fourth quarter holiday selling season. If Toys-Delaware achieves less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, it may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. In addition, its results in any given period may be affected by the dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of Toys-Delaware’s seasonal sales means that its operating results could be materially adversely affected by natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.
Toys-Delaware’s industry is highly competitive and competitive conditions may adversely affect its revenues and overall profitability.
The retail industry is highly and increasingly competitive and Toys-Delaware’s results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings and other factors. As a specialty retailer that primarily focuses on toys and juvenile products, Toys-Delaware competes with discount and mass merchandisers such as Wal-Mart and Target, national and regional chains and department stores, as well as local retailers in the market areas Toys-Delaware serves. Toys-Delaware also competes with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses. Toys-Delaware may be vulnerable to the special competitive pressures from the growing e-commerce activity in the market, both as they may impact its own e-commerce business, and as they may impact the operating results and investment values of its existing physical stores. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. Toys-Delaware believes that some of its competitors in the toy market and juvenile products market, as well as in the other markets in which it competes, have a larger market share than its market share. In addition, some of its competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than Toys-Delaware does.
Much of the merchandise Toys-Delaware sells is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Toys-Delaware’s business is vulnerable to shifts in demand and pricing, as well as consumer preferences. Competition in the video game market has increased in recent years as mass merchandisers have expanded their offerings in this market, and as alternative sales and distribution channels (such as Internet retailers and electronic distribution of software) have grown in importance.
The baby registry market is highly competitive, with competition based on convenience, quality and selection of merchandise offerings and functionality. Toys-Delaware’s baby registry primarily competes with the baby registries of mass merchandisers and other specialty format and regional retailers. Some of Toys-Delaware’s competitors have been aggressively advertising and marketing their baby registries through national television and magazine campaigns. Within the past few years, the number of multiple registries and on-line registries has steadily increased. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for Toys-Delaware’s baby registry.
If Toys-Delaware fails to compete successfully, Toys-Delaware could face lower sales and may decide or be compelled to offer greater discounts to its customers, which could result in decreased profitability.
Toys-Delaware’s sales may be adversely affected by changes in economic factors and changes in consumer spending patterns.
Many economic and other factors outside Toys-Delaware’s control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation, including the economic health of various political jurisdictions, also affects economic conditions and consumer confidence. In addition, changing economic and regulatory conditions and increasing consumer credit delinquencies may cause banks to re-evaluate their lending practices and terms which could have an adverse effect on Toys-Delaware's credit card program and consequently, an adverse effect on its sales. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on Toys-Delaware’s financial performance and position in future fiscal periods.
Toys-Delaware’s operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If its lenders are unable to fund borrowings under their credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business.
Toys-Delaware has significant liquidity and capital requirements. Among other things, the seasonality of Toys-Delaware’s businesses requires it to purchase merchandise well in advance of the fourth quarter holiday selling season. Toys-Delaware depends on its ability to generate cash flow from operating activities, as well as on borrowings under its revolving credit facility, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of January 28, 2012, Toys-Delaware had no outstanding borrowings under its $1.85 billion secured revolving credit facility (“ABL Facility”). For fiscal 2011, peak borrowings under the ABL Facility were $815 million as Toys-Delaware purchased merchandise for the fourth quarter holiday selling season. If its lenders are unable to fund borrowings under its credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business. In addition, any adverse change to its credit ratings or business could negatively impact its ability to refinance its debt on satisfactory terms and could have the effect of increasing its financing costs. While we believe Toys-Delaware currently has adequate sources of funds to provide for its ongoing operations and capital requirements for the next 12 months, any inability on Toys-Delaware's part to have future access to financing, when needed, would have a negative effect on its business.
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
Toys-Delaware continues to implement a series of customer-oriented strategic programs designed to differentiate and strengthen its core merchandise content and service levels and to expand and enhance its merchandise offerings. Toys-Delaware seeks to improve the effectiveness of its marketing and advertising programs for its “R” Us stores and e-commerce business. The success of these and other initiatives will depend on various factors, including the implementation of its growth strategy, the appeal of its store formats, its ability to offer new products to customers, its financial condition, its ability to respond to changing consumer preferences and competitive and economic conditions. Toys-Delaware continuously endeavors to minimize its operating expenses, without adversely affecting the profitability of the business. If it fails to implement successfully some or all of its strategic initiatives, it may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
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
Toys-Delaware’s growth is dependent on both increases in sales in existing stores and the ability to successfully implement its juvenile integration strategy and open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Toys-Delaware’s ability to successfully implement its juvenile integration strategy in a timely and cost effective manner or open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond Toys-Delaware’s control:

•	the availability of sufficient funds for the expansion;

•	the availability of attractive store locations and the ability to accurately assess the demographic or retail environment and customer demand at a given location;

•	the ability to negotiate favorable lease terms and obtain the necessary permits and zoning approvals;

•	the absence of occupancy delays;

•	the ability to construct, furnish and supply a store in a timely and cost effective manner;

•	the ability to hire and train new personnel, especially store managers, in a cost effective manner;

•	costs of integration, which may be higher than anticipated; and

•	general economic conditions.
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
Sales of video games and video game systems, which have accounted for 8%, 9% and 10% of Toys-Delaware’s annual Total revenues for fiscals 2011, 2010 and 2009, respectively, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. There has not been a new video game system introduced in the past several years, which has negatively affected Toys-Delaware's sales of video games and video game systems in recent periods. Moreover, competition within the video game market has increased in recent years and, due to the large size of this product category, fluctuations in this market could have a material adverse impact on Toys-Delaware’s sales and profits trends. Additionally, if video game systems manufacturers fail to develop new hardware systems, or if new video products are sold in channels other than traditional retail stores, including through direct on-line distribution to customers, Toys-Delaware’s sales of video game products could continue to decline, which would negatively impact its financial performance.
The success and expansion of Toys-Delaware’s e-commerce business depends on its ability to provide quality service to its Internet customers and if it is not able to provide such services, Toys-Delaware’s future growth will be adversely affected.
Toys-Delaware’s Internet operations are subject to a number of risks and uncertainties which are beyond its control, including the following:

•	changes in consumer willingness to purchase goods via the Internet;

•
increases in software filters that may inhibit Toys-Delaware’s ability to market its products through e-mail messages to Toys-Delaware’s customers and increases in consumer privacy concerns relating to the Internet;

•	changes in technology;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online

Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act and similar types of international laws;

•	breaches of Internet security;

•	failure of Toys-Delaware’s Internet service providers to perform their services properly and in a timely and efficient manner;

•	failures in Toys-Delaware’s Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by Toys-Delaware to process on-line customer orders properly and on time, which may negatively impact future on-line and in-store purchases by such customers; and

•	failure by Toys-Delaware’s service provider to provide warehousing and fulfillment services, which may negatively impact future on-line and in store purchases by customers.

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
In fiscal 2011, Toys-Delaware had approximately 1,900 active vendor relationships through which it procures the merchandise that it offers to its customers. For fiscal 2011, Toys-Delaware’s top 20 vendors worldwide, based on its purchase volume in U.S. dollars, represented approximately 45% of the total products it purchased. Toys-Delaware’s inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on its business and operating results and could cause it to miss products that it felt were important to its assortment. Toys-Delaware may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
In addition, Toys-Delaware’s vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit its vendors’ ability to provide Toys-Delaware with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of Toys-Delaware’s vendors might not adhere to its quality control standards, and Toys-Delaware might not identify the deficiency before merchandise ships to its stores or customers. In addition, Toys-Delaware’s vendors may have difficulty adjusting to Toys-Delaware's changing demands and growing business. Toys-Delaware’s vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage Toys-Delaware’s reputation and brands, and could lead to an increase in customer litigation against Toys-Delaware and an increase in Toys-Delaware’s routine and non-routine litigation costs. Further, any merchandise that does not meet Toys-Delaware’s quality standards could become subject to a recall, which could damage Toys-Delaware’s reputation and brands and harm Toys-Delaware’s business.
If Toys-Delaware’s vendors fail to provide promotional support consistent with past levels, Toys-Delaware’s sales, earnings and cash flow could be adversely affected.
Toys-Delaware’s vendors typically provide it with promotional support for the sale of their products in Toys-Delaware’s stores and on Toys-Delaware’s website. Toys-Delaware also receives allowances for volume-related purchases. As part of this support, Toys-Delaware receives allowances, payments and credits from the vendors which reduce its cost of goods sold, supports the promotion and merchandising of the products Toys-Delaware sells and drives sales at its stores and on its website. We cannot provide assurance that vendors will continue to provide Toys-Delaware with this support consistent with past levels. If Toys-Delaware’s vendors fail to do so, its sales, earnings and cash flow could be adversely affected.

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
As of January 28, 2012, Toys-Delaware leased 806 of its properties pursuant to long-term space and ground leases with third parties (other than subsidiaries of Toys-Delaware, including the Company), 351 (including three distribution centers and its headquarters) and 39 (including one distribution center) of which are leased from Propco I and MAP 2005 Real Estate, LLC, respectively. Total third party rent expense, net of sublease income, was $185 million, $192 million and $152 million in fiscals 2011, 2010 and 2009, respectively. Total related party rent expense under leases with affiliates other than subsidiaries of Toys-Delaware was $260 million, $264 million and $258 million for fiscals 2011, 2010 and 2009, respectively. In addition, as of January 28, 2012, Toys-Delaware leased 129 properties from the Company with total rent expense of $106 million, $107 million and $80 million for fiscals 2011, 2010 and 2009, respectively. Many of Toys-Delaware’s leases provide for scheduled increases in rent. The substantial obligations under its leases could further exacerbate the risks described below under “Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its various debt instruments, and the TRU Propco II Master Lease.”
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
Exchange rate fluctuations may affect the translated value of Toys-Delaware’s earnings and cash flow associated with its international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In Canada, Toys-Delaware generates revenues and incurs operating expenses and selling, general and administrative expenses denominated in the local currency. In countries where Toys-Delaware does not operate stores, Toys-Delaware’s licensees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, Toys-Delaware’s revenues are still impacted by fluctuations in exchange rates. In fiscal years 2011, 2010 and 2009, 9%, 9% and 8% of Toys-Delaware’s Total revenues, respectively, were completed in a currency other than the U.S. dollar. In fiscal 2011, Toys-Delaware’s reported operating earnings would have decreased or increased $10 million if the related foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar.
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

Because of Toys-Delaware's extensive international activities, we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The United States Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Toys-Delaware's policies mandate compliance with these anti-bribery laws. We cannot provide assurance that Toys-Delaware's internal control policies and procedures always will protect Toys-Delaware from reckless or criminal acts committed by the employees or agents of Toys-Delaware. Violations of these laws, or allegations of such violations, could disrupt Toys-Delaware's business and result in a material adverse effect on its financial condition, results of operations and cash flows.
International events could delay or prevent the delivery of products to Toys-Delaware’s stores, which could negatively affect its sales and profitability.
A significant portion of products sold by Toys-Delaware are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including labor strikes, work stoppages, boycotts, safety issues on materials, the imposition of trade restrictions in the form of tariffs, embargoes or export controls, “anti-dumping” duties, port security or other events that could slow port activities, could increase the cost and reduce the supply of products available to Toys-Delaware. In addition, port-labor issues, rail congestion and trucking shortages can have an impact on all direct importers. Although Toys-Delaware attempts to anticipate and manage such situations, both Toys-Delaware’s sales and profitability could be adversely impacted by any such developments in the future.
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
The products Toys-Delaware sells in its stores are subject to regulation by the Consumer Product Safety Commission and similar U.S. state, Canadian and other international regulatory authorities. As a result, such products have been and could be in the future subject to recalls and other remedial actions. Product safety concerns may require Toys-Delaware to voluntarily remove selected products from its stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to Toys-Delaware’s reputation and increased customer service costs, which could have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.
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
Toys-Delaware is involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, shareholders, government agencies or others. The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against Toys-Delaware, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to Toys-Delaware, Toys-Delaware could be exposed to monetary damages or limits on their ability to operate its business, which could have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.
Toys-Delaware is subject to certain regulatory and legal requirements. If it fails to comply with regulatory or legal requirements, its business and results of operations may be adversely affected.
Toys-Delaware is subject to numerous regulatory and legal requirements. Its policies and procedures are required to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission and the Securities and Exchange Commission (“SEC”). In addition, its business activities require it to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Future legislative and regulatory actions relating to credit cards could also have an adverse impact on Toys-Delaware's credit card program and its sales. Failure to comply with such laws and regulations could adversely affect its operations, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm its business and results of operations.
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
The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornadoes and volcano eruptions, or inclement weather such as frequent or unusually heavy snow, ice or rain storms, or extended periods of unseasonable temperatures, or the occurrence of pandemic outbreaks, labor strikes, work stoppages, terrorist acts or disruptive global political events, such as civil unrest in countries in which Toys-Delaware’s suppliers are located, or similar disruptions could adversely affect Toys-Delaware’s operations and financial performance. To the extent these events impact one or more of Toys-Delaware’s key vendors or result in the closure of one or more of its distribution centers or a significant number of stores, Toys-Delaware’s operations and financial performance could be materially adversely affected through an inability to make deliveries to its stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendor, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to Toys-Delaware’s distribution centers or stores, the temporary reduction in the availability of products in its stores and disruption to its information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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
Toys-Delaware is subject to income taxes in the United States, Puerto Rico and Canada. Toys-Delaware records tax expense based on current tax payments and its estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, Toys-Delaware expects that throughout the year there could be ongoing variability in its quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, Toys-Delaware’s effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations, or by changes to its ownership or capital structures. Fluctuations in Toys-Delaware’s tax obligations and effective tax rate could materially and adversely affect its results of operations.
Changes to accounting rules or regulations may adversely affect Toys-Delaware’s results of operations.
Changes to existing accounting rules or regulations may impact Toys-Delaware’s future results of operations or cause the perception that Toys-Delaware is more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, the SEC is currently considering whether issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of accounting principles generally accepted in the United States (“GAAP”). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”). The SEC has indicated that it will decide in 2012 whether IFRS will be required for issuers in the United States. Additionally, the Financial Accounting Standards Board (“FASB”) is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. For instance, the FASB and IASB have issued an exposure draft that would require Toys-Delaware to record lease obligations on its balance sheet and make other changes to its financial statements. These and other future changes to accounting rules or regulations may materially adversely affect Toys-Delaware’s reported results of operations and financial position.
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
Toys-Delaware may from time to time acquire complementary companies or businesses. Acquisitions may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with Toys-Delaware, which may result in the diversion of its capital and its management’s attention from other business issues and opportunities. Toys-Delaware may not be able to successfully integrate operations that it acquires, including their personnel, technology, financial systems, distribution and general business operations and procedures. Toys-Delaware cannot provide assurance that any acquisition it makes will be successful and its operating results may be adversely impacted by the integration of a new business and its financial results.

Risks Related to the Master Tenant’s and TRU’s Substantial Indebtedness
Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations or refinance its maturing debt, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its various debt instruments and the TRU Propco II Master Lease.
Toys-Delaware is highly leveraged and expects to continue to be. As of January 28, 2012, Toys-Delaware’s total long-term indebtedness was $2.4 billion, of which $2.2 billion was secured indebtedness. Toys-Delaware’s substantial indebtedness could have significant consequences, including, among others, the following:

•	increasing its vulnerability to general economic and industry conditions;

•
requiring a substantial portion of its cash flows from operating activities to be dedicated to the payment of principal and interest on its indebtedness, and as a result, reducing its ability to use its cash flows to fund its operations and capital expenditures, capitalize on future business opportunities, expand its business and execute its strategy;

•
increasing the difficulty for it to make scheduled payments on its outstanding debt and other obligations, including the TRU Propco II Master Lease, as its business may not be able to generate sufficient cash flows from operating activities to meet its obligations;

•	exposing it to the risk of increased interest expense due to changes in borrowing spreads and short-term interest rates;

•	causing it to make non-strategic divestitures;

•	limiting its ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general, corporate or other purposes; and

•	limiting its ability to adjust to changing market conditions and reacting to competitive pressure, and placing it at a competitive disadvantage compared to its competitors who are less leveraged.
Toys-Delaware may be able to incur additional indebtedness in the future, including under its current secured revolving credit agreement, subject to the restrictions contained in its debt instruments. If new indebtedness is added to its current debt levels, the related risks that it now faces could intensify.
Toys-Delaware may not be able to generate sufficient cash to service all of its indebtedness and/or its obligations under the TRU Propco II Master Lease and may not be able to refinance its indebtedness. If it is unable to do so, it may be forced to take other actions to satisfy its obligations under its indebtedness, its obligations under the TRU Propco II Master Lease and/or other obligations, which may not be successful.
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
The agreements governing Toys-Delaware’s indebtedness contain various covenants that limit its ability to engage in specified types of transactions, and may adversely affect its ability to operate its business. Among other things, these covenants limit Toys-Delaware’s and its subsidiaries’ ability to:

•	incur certain additional indebtedness;

•	transfer money between Toys-Delaware, its various subsidiaries and TRU;

•	pay dividends on, repurchase or make distributions with respect to its or its subsidiaries’ capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•	enter into certain transactions with its affiliates; and

•	amend certain documents.
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
As of January 28, 2012, total indebtedness of TRU and its subsidiaries (including the Company) was $5.2 billion, of which $3.1 billion was secured indebtedness and $1.4 billion of which matures before the end of fiscal 2013. TRU’s existing cash balances and cash flows from operating activities may not be sufficient to fund its projected cash needs. TRU may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund TRU’s cash needs or to refinance or otherwise fund the repayment of its maturing debt could adversely affect its financial condition, results of operations and ability to make payments on its debt. While TRU is not obligated to make payments under the TRU Propco II Master Lease or the Secured Notes, in the event that TRU were to become a debtor in a Bankruptcy Case, a creditor, receiver, conservator or the trustee in such bankruptcy might request a court to order TRU’s assets and liabilities be consolidated with ours or Toys-Delaware’s (including its properties) for the satisfaction of claims of creditors of TRU. We, Toys-Delaware or TRU may become subject to bankruptcy proceedings and in that event our respective rights and obligations may be subject to material modification.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following summarizes our properties as of January 28, 2012:

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

ITEM 4.    MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of April 27, 2012, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
See Note 6 to the Financial Statements entitled “LONG-TERM DEBT” for a description of restrictions on our ability to pay dividends.
We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscal 2011, we made cash distributions of $23 million and $4 million in dividends and return of capital, respectively. During fiscal 2010, we made cash distributions of $23 million and $5 million in dividends and return of capital, respectively.

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
RESULTS OF OPERATIONS provides an analysis of our results of operations for fiscal 2011 compared to fiscal 2010 and fiscal 2010 compared to fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2011.
All information in this MD&A is presented on a historical basis and reflects results of continuing operations for all periods presented.
EXECUTIVE OVERVIEW
Our Business
We are a special purpose entity, owned indirectly by TRU, through Toys-Delaware, and formed in July 2005. We own fee and ground leasehold interests in 129 properties in various retail markets throughout the United States. Under the operating company/property company structure, we lease these properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the TRU Propco II Master Lease. For the financial statements for fiscal year ended January 28, 2012 and other information about our master tenant, Toys-Delaware, see Exhibit number 99.1 to this report.
Our primary business operations consist of leasing properties to our affiliate Toys-Delaware, servicing our debt via payments on our debt instruments and, subject to compliance with our debt agreements, distributing cash to our parent companies. The Company’s management does not currently have plans to purchase additional properties. As a result, we do not believe we are subject to risks associated with obtaining financing for individual properties when availability of capital in the marketplace may be limited or may subject to the overall economic environment. Substantially all of our cash revenues are subject to fixed increases under the TRU Propco II Master Lease which will expire in 2030. Also, interest payments under the senior secured 8.50% notes due fiscal 2017 (the “Secured Notes”) are fixed at 8.50%.

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
Material Trends and Uncertainties
Our primary source of rental revenue and cash flows is derived from the leasing arrangements we have entered into with Toys-Delaware under the TRU Propco II Master Lease which expires in fiscal 2030. We record rental revenue using the straight-line method, which results in recording a consistent rate of revenue over the terms of our lease agreements even when cash rents received increase or decrease over the lease term. Rental payments under the TRU Propco II Master Lease are scheduled to increase by 10% for each property on February 1, 2015, February 1, 2020 and February 1, 2025. Future annual related party base rents may be reduced by payments received from Toys-Delaware by the Company as a result of an early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by the Company to a third party. Our largest expense is interest expense; the payment and recording of which is fixed over the term of the Secured Notes.
RESULTS OF OPERATIONS
Fiscal 2011 Compared to Fiscal 2010
Earnings from Continuing Operations

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Earnings from continuing operations	$22,989	$22,660	$329	1.5%
Earnings from continuing operations increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Total Revenues

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Total revenues	$119,855	$119,627	$228	0.2%
Total revenues increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Depreciation

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Depreciation	$12,332	$12,133	$199	1.6%
Depreciation increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Rental Expense

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Rental expense	$3,256	$4,232	$(976)	(23.1)%
Rental expense decreased by $1.0 million, or 23.1%, to $3.2 million in fiscal 2011 compared to $4.2 million in fiscal 2010. The decrease was primarily due to a non-cash cumulative straight-line lease accounting correction recorded in fiscal 2010.
Common Area Maintenance Expenses

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Common area maintenance expenses	$13,338	$12,869	$469	3.6%
Common area maintenance expenses increased by a nominal amount in fiscal 2011 compared to fiscal 2010. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Base rents, which is a component of Total revenues.

Other Operating Expenses

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Other operating expenses	$1,892	$1,746	$146	8.4%
Other operating expenses increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Interest Expense

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense	$66,048	$65,987	$61	0.1%
Interest expense increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Fiscal 2010 Compared to Fiscal 2009
Earnings from Continuing Operations

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Earnings from continuing operations	$22,660	$32,526	$(9,866)	(30.3)%
Earnings from continuing operations decreased by $9.8 million, or 30.3%, to $22.7 million in fiscal 2010 compared to $32.5 million in fiscal 2009. The decrease is primarily due to an increase of $38.3 million in Interest expense, partially offset by an increase of $27.0 million in Total revenues due primarily to an increase in Base rents.
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
Rental expense increased by $1.2 million, or 40.3%, to $4.2 million in fiscal 2010 compared to $3.0 million in fiscal 2009. The increase was primarily due to a non-cash cumulative straight-line lease accounting correction recorded in fiscal 2010.
Common Area Maintenance Expenses

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Common area maintenance expenses	$12,869	$12,968	$(99)	(0.8)%
Common area maintenance expenses decreased by a nominal amount in fiscal 2010 compared to fiscal 2009. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Base rents, which is a component of Total revenues.

Other Operating Expenses

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Other operating expenses	$1,746	$2,451	$(705)	(28.8)%
Other operating expenses decreased by $0.7 million, or 28.8%, to $1.8 million in fiscal 2010 compared to $2.5 million in fiscal 2009. The decrease was primarily due to a decrease in management service fees. In addition, during fiscal 2009, we incurred one-time financing expenses related to indirect costs in connection with the prior year refinancing.
Interest Expense

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense	$65,987	$27,704	$38,283	138.2%
Interest expense increased by $38.3 million, or 138.2%, to $66.0 million in fiscal 2010 compared to $27.7 million in fiscal 2009. The increase was primarily due to higher effective interest rates related to the issuance of the Secured Notes in fiscal 2009.
Earnings from Discontinued Operations

($ In thousands)	Fiscal 2010	Fiscal 2009	$ Change	% Change
Earnings from discontinued operations	$—	$7,628	$(7,628)	(100.0)%
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
Liquidity and Capital Resources
Overview
As of January 28, 2012, we were in compliance with all of our covenants related to the Secured Notes.
Additionally, the indenture governing the Secured Notes allows the Company to re-invest the net cash proceeds from the sale of properties within 720 days subsequent to the receipt of the proceeds. When the aggregate amount of the net cash proceeds from the sale of properties exceeds $10.0 million and are not reinvested as per the terms of the indenture governing the Secured Notes (“Excess Proceeds”), the company will make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with Excess Proceeds. As of January 28, 2012, we have not recognized sales proceeds in excess of $10.0 million.
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
Cash Flows

(In thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net cash provided by operating activities	$26,571	$24,219	$67,339
Net cash provided by investing activities	—	—	30,196
Net cash used in financing activities	(27,381)	(27,541)	(83,794)
Net (decrease) increase during period in cash	$(810)	$(3,322)	$13,741
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2011 was $26.6 million, an increase of $2.4 million compared to fiscal 2010. The increase in cash provided by operating activities was primarily due to two fiscal 2010 items that did not recur in the current year. The first half of fiscal 2010 included 11 days of incremental interest payments due to the timing of the first interest payment under the Secured Notes totaling $1.9 million as well as $1.3 million in payments related to costs associated with the issuance of the Secured Notes in fiscal 2009. These were partially offset by an increase in amounts Due from affiliate, net associated with higher real estate taxes as well as the timing of certain tenant reimbursements.
Net cash provided by operating activities for fiscal 2010 was $24.2 million, a decrease of $43.1 million compared to fiscal 2009. The decrease in cash provided by operating activities was primarily due to an increase in interest payments of $51.3 million as compared to fiscal 2009. This decrease was partially offset by an increase of $9.3 million in rental payments received in fiscal 2010.
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
Cash Flows Used in Financing Activities
Net cash used in financing activities for fiscal 2011 was $27.4 million, consisting exclusively of Distributions, a decrease of $0.1 million compared to fiscal 2010. The decrease in net cash used in financing activities was primarily due to capitalized debt issuance costs of $0.9 million incurred in fiscal 2010 related to the issuance of the Secured Notes in fiscal 2009 and a decline in Distributions of $0.5 million. These decreases were partially offset by Capital contributions of $1.2 million, which did not recur in fiscal 2011.
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

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, and operating leases related to real estate used in the operation of our business. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of January 28, 2012:

	Payments Due By Period
(In thousands)	Fiscal 2012	Fiscals 2013 & 2014	Fiscals 2015 & 2016	Fiscals 2017 and thereafter	Total
Operating leases (1)	$2,676	$4,703	$4,013	$2,907	$14,299
Long-term debt	—	—	—	725,000	725,000
Interest payments	61,625	123,250	123,250	61,625	369,750
Total contractual obligations	$64,301	$127,953	$127,263	$789,532	$1,109,049

(1)
Excluded from Operating leases displayed above are approximately $102 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2017 and thereafter.

Obligations under our operating leases in the above table do not include payments for real estate taxes or maintenance and insurance. The following table presents these expenses for fiscals 2011, 2010 and 2009:

(In thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Real estate taxes	$11,292	$11,222	$14,303
Maintenance and insurance	1,780	1,420	1,648
Total	$13,072	$12,642	$15,951
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
Long-lived Asset Impairment
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. If a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount the asset group's carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach.
Revenue Recognition
Base rental revenue is reported on a straight-line basis over the non-cancelable terms of our respective leases. Straight-line rent receivable from affiliate as reported on the Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the master lease agreements. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in Base rents and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

None.
Refer to Note 10 to the Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations, and their expected impact on the Financial Statements.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not participate in speculative derivative trading.
Interest Rate Exposure
During fiscal 2011, the Company had only fixed rate debt and has not entered into any derivatives.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Member of
Toys “R” Us Property Company II, LLC:
We have audited the accompanying balance sheets of Toys “R” Us Property Company II, LLC (the “Company”) as of January 28, 2012 and January 29, 2011, and the related statements of operations, changes in member’s deficit and cash flows for each of the three fiscal years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
April 27, 2012

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Rental revenues:
Base rents	$106,517	$106,758	$79,587
Tenant reimbursements	13,338	12,869	12,968
Total revenues	119,855	119,627	92,555
Depreciation	12,332	12,133	13,890
Rental expense	3,256	4,232	3,016
Common area maintenance expenses	13,338	12,869	12,968
Other operating expenses	1,892	1,746	2,451
Total operating expenses	30,818	30,980	32,325
Operating earnings	89,037	88,647	60,230
Interest expense	66,048	65,987	27,704
Earnings from continuing operations	22,989	22,660	32,526
Earnings from discontinued operations	—	—	7,628
Net earnings	$22,989	$22,660	$40,154
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
BALANCE SHEETS

(In thousands)	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash	$9,609	$10,419
Due from affiliate, net	5,944	4,091
Prepaid expenses	905	1,446
Total current assets	16,458	15,956
Real Estate, Net:
Land	169,937	169,937
Buildings, net	166,181	171,935
Leasehold improvements, net	46,249	52,827
Total real estate, net	382,367	394,699
Straight-line rent receivable from affiliate	57,800	44,493
Debt issuance costs	21,055	24,674
Total Assets	$477,680	$479,822

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$9,934	$10,158
Real estate taxes payable	5,668	5,425
Deferred related party revenue	730	486
Other current liabilities	481	142
Total current liabilities	16,813	16,211
Long-term debt	716,849	715,821
Deferred third party rent liabilities	14,420	13,800
Member’s deficit	(270,402)	(266,010)
Total Liabilities and Member's Deficit	$477,680	$479,822
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Cash Flows from Operating Activities:
Net earnings	$22,989	$22,660	$40,154
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	12,332	12,133	17,160
Amortization and write-off of debt issuance costs	3,619	3,536	5,632
Amortization of original issue discount	1,028	972	195
Changes in operating assets and liabilities:
Due from affiliate, net	(1,853)	2	(595)
Prepaid expenses	541	(185)	(801)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(12,687)	(12,131)	(8,379)
Accrued interest, Real estate taxes payable and Other current liabilities	358	(3,011)	15,431
Deferred related party revenue	244	243	(1,458)
Net cash provided by operating activities	26,571	24,219	67,339
Cash Flows from Investing Activities:
Decrease in restricted cash	—	—	20,139
Sale of net assets to affiliate at carrying values	—	—	60,994
Purchase of net assets from affiliate at carrying values	—	—	(50,937)
Net cash provided by investing activities	—	—	30,196
Cash Flows from Financing Activities:
Long-term debt borrowings	—	—	714,654
Long-term debt repayments	—	—	(800,000)
Capitalized debt issuance costs	—	(919)	(19,283)
Amounts received in excess of carrying values of net assets sold	—	—	84,797
Amounts paid in excess of carrying values of net assets acquired	—	—	(69,106)
Capital contributions	—	1,238	53,252
Distributions	(27,381)	(27,860)	(48,108)
Net cash used in financing activities	(27,381)	(27,541)	(83,794)
Cash:
Net (decrease) increase during period	(810)	(3,322)	13,741
Cash at beginning of period	10,419	13,741	—
Cash at end of period	$9,609	$10,419	$13,741
Supplemental Disclosure of Cash Flow Information:
Interest paid	$61,625	$63,508	$12,208
Non-Cash Investing Information:
Distribution of carrying values of net assets to Parent	$—	$—	$(66,808)
Non-Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$—	$(2,166)	$—
Contribution of properties, net	$—	$784	$—
Distribution in excess of net assets carrying values exchanged	$—	$—	$(68,753)
Non-cash contribution from TRU	$—	$—	$6,992
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

(In thousands)	Member’s Deficit
Balance, January 31, 2009	$(193,086)
Net earnings for the period	40,154
Capital contribution from TRU and Direct Parent	53,252
Amounts paid in excess of carrying values of net assets acquired	(69,106)
Amounts received in excess of carrying values of net assets sold	84,797
Distribution in excess of carrying value of net assets exchanged	(68,753)
Distribution of carrying values of net assets to Parent	(66,808)
Distributions	(48,108)
Non-cash contribution from TRU	6,992
Balance, January 30, 2010	$(260,666)
Net earnings for the period	22,660
Capital contribution	1,238
Distributions	(27,860)
Adjustment to the carrying value of net assets previously acquired	(2,166)
Contribution of properties, net	784
Balance, January 29, 2011	$(266,010)
Net earnings for the period	22,989
Distributions	(27,381)
Balance, January 28, 2012	$(270,402)

See Notes to the Financial Statements.

Toys “R” Us Property Company II, LLC
Notes to the Financial Statements
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), a Delaware limited liability company, which was formed on July 21, 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU, through various subsidiaries, operates or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are ultimately owned by TRU through our indirect parent, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), to whom we lease or sublease substantially all of our properties and from whom we derive substantially all of our revenues and cash flows. The Company is one reportable segment.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years ended below:

Fiscal Year	Number of Weeks	Ended
2011	52	January 28, 2012
2010	52	January 29, 2011
2009	52	January 30, 2010
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
Prior Period Correction
During fiscal 2010, we recorded an approximate $3 million adjustment to increase Deferred rent liabilities on our Balance Sheet to correct a cumulative prior period straight-line lease accounting error. A portion of this correction related to the understatement of straight-line lease expense that occurred prior to the fiscal 2005 reorganization transactions when the related assets were sold to us from affiliates. As a result, the carrying value of the net assets sold to us during these transactions was overstated by approximately $2 million and was recorded as an increase in Member’s Deficit. The remaining portion of this correction of approximately $1 million increased Rental expense on the Statement of Operations for the period ended January 29, 2011. In addition, in connection with our master lease agreement, a corresponding correcting adjustment was recorded of approximately $1 million to increase Base rents on the Statement of Operations and Straight-line rent receivable from affiliate on the Balance Sheet for the period subsequent to the fiscal 2005 reorganization. Management concluded that this correction did not have a material impact on the financial statements for the period ended January 29, 2011 or any previously reported financial statements.
Cash and cash equivalents
We consider our highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents.
Real Estate, Net
We record depreciation using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable, which for buildings is 50 years and for buildings on ground leases is the lesser of the lease term or 50 years, and for leasehold improvements is the lesser of the lease term or 25 years.
Impairment of Long-Lived Assets
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. If a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach. There were no impairment charges in fiscals 2011, 2010 and 2009.
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
The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. There were no termination payments required to be made during fiscals 2011, 2010 and 2009.
Debt Issuance Costs
We defer debt issuance costs and amortize such costs into Interest expense over the term of the related debt facility. Debt issuance costs amortized to Interest expense were approximately $4 million, $4 million and $6 million for fiscals 2011, 2010 and 2009, respectively. Unamortized amounts at January 28, 2012 and January 29, 2011 were approximately $21 million and $25 million, respectively. Amortized amounts for fiscal 2009 include the write-off of deferred financing costs of approximately $3 million related to the repayment of the secured real estate loans.
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred third party rent liabilities are recorded in our Balance Sheets in the total amount of $14 million at January 28, 2012 and January 29, 2011, respectively. Landlord incentives and abatements received are included in Deferred third party rent liabilities and amortized over the term of the lease.
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
NOTE 2 – REAL ESTATE, NET

(In thousands)	January 28, 2012	January 29, 2011
Land	$169,937	$169,937
Buildings	273,285	273,285
Leasehold improvements	132,173	132,173
	575,395	575,395
Less: accumulated depreciation	(193,028)	(180,696)
Total	$382,367	$394,699

NOTE 3 — DISCONTINUED OPERATIONS
On November 20, 2009, we transferred six properties, including four distribution centers to Toys-Delaware (the “Transferred Properties”) and received in exchange a portion of the properties formerly owned by MPO. The carrying amount of the net assets transferred out was approximately $149 million. We have reported the operating results for the Transferred Properties as Earnings from discontinued operations in our Statements of Operations for fiscal 2009.
The operating results of discontinued operations through November 20, 2009 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Statement of Operations for fiscal 2009. These amounts have been summarized for fiscal year presented below:

Fiscal Year Ended
(In thousands)	January 30, 2010
Total revenues	$16,057
Earnings from discontinued operations	$7,628

NOTE 4 – LEASES
As lessor
Our operations consist of leasing or subleasing properties to our affiliate, Toys-Delaware under a master lease agreement.
Prior to November 20, 2009, we and MPO leased our retail properties under non-cancelable master operating leases (the “Master Lease Agreement”) with Toys-Delaware, under which the underlying leases expired through fiscal 2020. In addition to base rents, our related party leases typically provided for tenant reimbursements of specific property operating expenses and real estate taxes.
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
Effective December 1, 2009, annual net base rents under the TRU Propco II Master Lease are scheduled to increase by 10% on February 1, 2015, February 1, 2020 and February 1, 2025. The TRU Propco II Master Lease continues to require Toys-Delaware to pay real estate taxes and certain other amounts based upon percentage of sales. Future annual related party base rents may be reduced by payments received from Toys-Delaware by the Company as a result of an early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by the Company to a third party.
Future base rents to be received by us under TRU Propco II Master Lease as of January 28, 2012 are as follows:

(In thousands)	Future Related Party Base Rents
2012	$93,179
2013	92,748
2014	92,399
2015	100,997
2016	99,931
2017 and subsequent	1,386,565
Total	$1,865,819
Leased retail properties consist of locations which are owned outright by us (“Owned Locations”) and locations which have buildings that are owned by us and land which is controlled through a ground lease with an unrelated third party (“Ground Lease Locations”). For Owned Locations, the TRU Propco II Master Lease contains predetermined fixed escalations of the minimum rentals on February 1, 2015, February 1, 2020 and February 1, 2025. For Ground Lease Locations, the base rents consist of a net lease payment plus the rent on the underlying ground lease. The predetermined fixed escalations are applied separately. The net lease payments have predetermined fixed escalations on February 1, 2015, February 1, 2020 and February 1, 2025 as agreed to in the TRU Propco II Master Lease. The escalation for the underlying ground leases occurs as provided in the respective lease agreements. For Ground Lease Locations, Toys-Delaware has a unilateral right to have us exercise the renewal option prior to the time the initial underlying lease term expires, so long as the renewed option is exercised prior to expiration of the TRU Propco II Master Lease. Deferred related party revenue was approximately $1 million and less than $1 million at January 28, 2012 and January 29, 2011, respectively.
The TRU Propco II Master Lease includes early termination options, which can be exercised by Toys-Delaware under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
As lessee
Our minimum rental commitments under non-cancelable operating leases to unaffiliated third parties having a term of more than one year as of January 28, 2012 are as follows:

(In thousands)	Future Minimum Rentals (1)
2012	$2,676
2013	2,425
2014	2,278
2015	2,163
2016	1,850
2017 and subsequent	2,907
Total	$14,299

(1)
Excluded from the minimum rental commitments displayed above are approximately $102 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2017 and thereafter.

We recognize rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as Deferred third party rent liabilities. Deferred third party rent liabilities are recorded in our Balance Sheets in the total amount of $14 million at January 28, 2012 and January 29, 2011, respectively.
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
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Although we do not currently have material legal proceedings pending against us, we may be subject to various claims and contingencies related to lawsuits and real estate taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 4 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 28, 2012.
TRU self-insures a substantial portion of our property insurance risks, in addition to third party insurance coverage. Accordingly, TRU bills Toys-Delaware, which leases our retail properties and is responsible for insuring our properties. As such, any property losses incurred by us would be reimbursed by Toys-Delaware.
NOTE 6 — LONG-TERM DEBT
As of January 28, 2012 and January 29, 2011, the carrying value of our debt was $717 million and $716 million, respectively, with fair values of approximately $785 million and $791 million, respectively. The fair value of our long-term debt was estimated based on a quoted market price and other pertinent information available to management as of the end of the respective periods.
Secured Notes due fiscal 2017 ($717 million at January 28, 2012)
On November 20, 2009, we completed the offering of $725 million aggregate principal amount of senior secured 8.50% notes due fiscal 2017. The Secured Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. Investment funds or accounts advised by affiliates of KKR owned less than 1% and 2% of the Secured Notes as of January 28, 2012 and January 29, 2011, respectively. The Secured Notes are solely our obligation and are not guaranteed by TRU or Toys-Delaware. The Secured Notes are secured by the first priority security interests in all of our existing and future real estate properties and our interest under the TRU Propco II Master Lease between us as landlord and Toys-Delaware as tenant. Fees paid in connection with the sale of the Secured Notes were deferred and expensed over the life of the Secured Notes. At January 28, 2012, debt issuance costs for the Secured Notes were $21 million.
The indenture governing the Secured Notes contains covenants, including, among other things, covenants that restrict our ability to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments and create liens, and impose restrictions on dividends or make other payments. The indenture governing the Secured Notes also contains covenants that limit the ability of TRU to cause or permit Toys-Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Secured Notes may be redeemed, in whole or in part, at any time prior to December 1, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Secured Notes will be redeemable, in whole or in part, at any time on or after December 1, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, prior to December 1, 2013, during each twelve month period commencing December 1, 2009, we may redeem up to 10% of the aggregate principal amount of the Secured Notes at a redemption price equal to 103% of the principal amount of the Secured Notes plus accrued and unpaid interest to the date of redemption. We may also redeem up to 35% of the Secured Notes prior to December 1, 2012, with the net cash proceeds from certain equity offerings, at a redemption price equal to 108.5% of the principal amount of the Secured Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to TRU or us, we will be required to offer to purchase the Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Commencing on June 1, 2010, interest on the Secured Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year.

NOTE 7 — MEMBER’S DEFICIT
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscal 2011, we made cash distributions of $23 million and $4 million in dividends and return of capital, respectively. During fiscal 2010, we made cash distributions of $23 million and $5 million in dividends and return of capital, respectively. During fiscal 2009, we made cash distributions of $40 million and $8 million in dividends and return of capital, respectively, which includes cash distributions made by MPO of $9 million and $3 million in dividends and return of capital, respectively.
During fiscal 2010, we received a capital contribution of approximately $1 million from Giraffe Junior Holdings, LLC.
Additionally, during fiscal 2010, we received a contribution of properties of approximately $1 million from our indirect parent, Toys-Delaware.
As described in Note 1 "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," we recorded an approximate $2 million Adjustment to the carrying value of net assets previously acquired on the Statement of Changes in Member’s Deficit to correct the initial carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions.
During fiscal 2009, we entered into the following transactions in connection with the offering of the Secured Notes and the Transaction which impacted the Statement of Changes in Member’s Deficit:

•
MPO and us received capital contributions approximating $47 million and $6 million, respectively, which were recorded as Capital contribution from TRU and Direct Parent, respectively and we received $7 million of non-cash contribution from TRU, which were recorded as Non-cash contribution from TRU, representing the fees paid to Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”) on our behalf;

•
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

•
MPO sold certain properties to Toys-Delaware for $146 million, which had a net carrying value of approximately $61 million. As this sale occurred between entities under common control, the difference between the cash received and the net assets transferred amounted to approximately $85 million and was included in Amounts received in excess of carrying values of net assets sold;

•
Toys-Delaware transferred to us a portion of the properties formerly owned by MPO, and Toys-Delaware received in exchange certain properties owned by us. The net effect of the exchange resulted in a non-cash adjustment to Member’s Deficit of approximately $69 million and was recorded as a Distribution in excess of carrying value of net assets exchanged; and

•	MPO contributed properties to Toys-Delaware with the net book values approximating $67 million. This non-cash transaction was recorded as a Distribution of carrying values of net assets to Parent.
NOTE 8 — RELATED PARTY TRANSACTIONS
Rental Revenues
Our rental revenues are derived from payments received under the leasing arrangements we have entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2011, 2010 and 2009, we earned related party Base rent revenues of $106 million, $107 million and $92 million, respectively. In addition, we recorded Tenant reimbursements of approximately $13 million during fiscals 2011 and 2010, respectively, and $16 million during fiscal 2009 under our leasing arrangements with Toys-Delaware.
Termination Payments
As discussed in Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”, the TRU Propco II Master Lease requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. There were no termination payments required to be made in fiscals 2011, 2010 and 2009.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses in the Statements of Operations. The amount charged to us for these services was approximately $2 million during fiscals 2011, 2010 and 2009, respectively.
Transactions with the Sponsors
In connection with the offering of the Secured Notes issued on November 20, 2009, TRU paid $7 million in advisory fees to the Sponsors on our behalf. Investment funds or accounts advised by KKR owned less than 1% and 2% of the Secured Notes as of January 28, 2012 and January 29, 2011, respectively. See Note 6 entitled “LONG-TERM DEBT” for further details.
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

Capital contributions
In fiscal 2010, we received a capital contribution of approximately $1 million from Giraffe Junior Holdings, LLC. In fiscal 2009, MPO and us received capital contributions approximating $47 million and $6 million, respectively, which were recorded as Capital contributions from TRU and Direct Parent, respectively.
NOTE 9 — DUE FROM AFFILIATE, NET
As of January 28, 2012 and January 29, 2011, Due from affiliate, net of $6 million and $4 million, respectively, primarily represents base rents, real estate taxes and certain property reimbursements owed to us by Toys-Delaware.
NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
January 28, 2012

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
BRU Oxnard, CA	None	1,703	2,357	4,060	—	1,703	2,357	4,060	(713)	7/21/2005	0 to 50 YEARS
BRU Van Nuys, CA	None	3,390	2,942	6,332	—	3,390	2,942	6,332	(1,028)	7/21/2005	0 to 50 YEARS
BRU Glendale(Arrowhead), AZ	None	—	4,800	4,800	—	—	4,800	4,800	(1,384)	7/21/2005	0 to 50 YEARS
BRU Tucson, AZ	None	2,660	2,072	4,732	—	2,660	2,072	4,732	(525)	7/21/2005	0 to 50 YEARS
BRU Sterling, VA	None	1,917	2,114	4,031	—	1,917	2,114	4,031	(477)	7/21/2005	0 to 50 YEARS
BRU White Oak, MD	None	1,367	3,529	4,896	—	1,367	3,529	4,896	(728)	7/21/2005	0 to 50 YEARS
BRU Milford, CT	None	2,234	3,164	5,398	—	2,234	3,164	5,398	(634)	7/21/2005	0 to 50 YEARS
BRU Reno, NV	None	1,412	2,063	3,475	—	1,412	2,063	3,475	(391)	7/21/2005	0 to 50 YEARS
BRU Fairview Heights, IL	None	1,072	2,986	4,058	—	1,072	2,986	4,058	(1,027)	7/21/2005	0 to 50 YEARS
BRU Ogden, UT	None	621	2,187	2,808	—	621	2,187	2,808	(784)	7/21/2005	0 to 50 YEARS
BRU Homewood, AL	None	2,596	2,808	5,404	—	2,596	2,808	5,404	(740)	7/21/2005	0 to 50 YEARS
BRU Columbia, SC	None	3,491	1,175	4,666	—	3,491	1,175	4,666	(285)	7/21/2005	0 to 50 YEARS
BRU Orland Park, IL	None	1,620	2,187	3,807	—	1,620	2,187	3,807	(828)	7/21/2005	0 to 50 YEARS
BRU Northville, MI	None	2,052	3,271	5,323	—	2,052	3,271	5,323	(1,176)	7/21/2005	0 to 50 YEARS
BRU Flint, MI	None	31	3,385	3,416	—	31	3,385	3,416	(1,063)	7/21/2005	0 to 50 YEARS
BRU Auburn Hills, MI	None	2,529	2,412	4,941	—	2,529	2,412	4,941	(621)	7/21/2005	0 to 50 YEARS
BRU Fort Wayne, IN	None	1,767	2,164	3,931	—	1,767	2,164	3,931	(506)	7/21/2005	0 to 50 YEARS
BRU Syracuse, NY	None	1,408	3,824	5,232	—	1,408	3,824	5,232	(790)	7/21/2005	0 to 50 YEARS
BRU Merrillville, IN	None	1,029	2,443	3,472	—	1,029	2,443	3,472	(499)	7/21/2005	0 to 50 YEARS
BRU San Antonio(Ingram), TX	None	—	2,085	2,085	—	—	2,085	2,085	(795)	7/21/2005	0 to 50 YEARS
BRU Dublin(Pleasanton), CA	None	21	5,335	5,356	—	21	5,335	5,356	(867)	7/21/2005	0 to 50 YEARS
BRU Modesto, CA	None	916	3,382	4,298	—	916	3,382	4,298	(857)	7/21/2005	0 to 50 YEARS
BRU Tigard, OR	None	25	6,165	6,190	—	25	6,165	6,190	(1,553)	7/21/2005	0 to 50 YEARS
BRU Highland Ranch, CO	None	1,854	2,863	4,717	—	1,854	2,863	4,717	(658)	7/21/2005	0 to 50 YEARS
BRU Vista, CA	None	2,006	2,423	4,429	—	2,006	2,423	4,429	(587)	7/21/2005	0 to 50 YEARS
BRU Madison, WI	None	1,045	1,834	2,879	(186)	1,045	1,648	2,693	(737)	7/21/2005	0 to 50 YEARS
BRU Braintree, MA	None	5,096	1,985	7,081	—	5,096	1,985	7,081	(816)	7/21/2005	0 to 50 YEARS
BRU Springfield, PA	None	6,345	3,927	10,272	—	6,345	3,927	10,272	(748)	7/21/2005	0 to 50 YEARS
BRU Montgomeryville, PA	None	3,709	2,469	6,178	—	3,709	2,469	6,178	(435)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Riverside, CA	None	2,326	4,324	6,650	—	2,326	4,324	6,650	(2,718)	7/21/2005	0 to 50 YEARS
TRU Bell Gardens, CA	None	1,032	3,964	4,996	—	1,032	3,964	4,996	(2,269)	7/21/2005	0 to 50 YEARS
TRU Murrietta, CA	None	1,110	2,468	3,578	—	1,110	2,468	3,578	(1,261)	7/21/2005	0 to 50 YEARS
TRU E. Mesa, AZ	None	1,142	3,142	4,284	—	1,142	3,142	4,284	(1,413)	7/21/2005	0 to 50 YEARS
TRU Mission Viejo, CA	None	3,117	3,280	6,397	—	3,117	3,280	6,397	(1,360)	7/21/2005	0 to 50 YEARS
TRU Reno, NV	None	950	3,044	3,994	—	950	3,044	3,994	(1,835)	7/21/2005	0 to 50 YEARS
TRU Modesto, CA	None	1,141	3,647	4,788	—	1,141	3,647	4,788	(2,086)	7/21/2005	0 to 50 YEARS
TRU Niles, IL	None	532	4,268	4,800	—	532	4,268	4,800	(2,504)	7/21/2005	0 to 50 YEARS
TRU Bloomingdale, IL	None	736	5,015	5,751	—	736	5,015	5,751	(2,842)	7/21/2005	0 to 50 YEARS
TRU Orland Park, IL	None	1,014	4,017	5,031	—	1,014	4,017	5,031	(2,503)	7/21/2005	0 to 50 YEARS
TRU S. Milwaukee, WI	None	215	2,657	2,872	(306)	215	2,351	2,566	(1,502)	7/21/2005	0 to 50 YEARS
TRU Brookfield, WI	None	917	3,079	3,996	—	917	3,079	3,996	(1,844)	7/21/2005	0 to 50 YEARS
TRU Davenport, IA	None	950	2,881	3,831	—	950	2,881	3,831	(1,339)	7/21/2005	0 to 50 YEARS
TRU Racine, WI	None	703	2,679	3,382	—	703	2,679	3,382	(1,368)	7/21/2005	0 to 50 YEARS
TRU Gurnee, IL	None	1,681	2,876	4,557	—	1,681	2,876	4,557	(1,417)	7/21/2005	0 to 50 YEARS
TRU Yonkers, NY	None	1,570	5,867	7,437	—	1,570	5,867	7,437	(3,652)	7/21/2005	0 to 50 YEARS
TRU Toms River, NJ	None	783	4,508	5,291	—	783	4,508	5,291	(2,797)	7/21/2005	0 to 50 YEARS
TRU Nanuet, NY	None	666	4,372	5,038	—	666	4,372	5,038	(2,675)	7/21/2005	0 to 50 YEARS
TRU Milford, CT	None	698	3,762	4,460	—	698	3,762	4,460	(2,253)	7/21/2005	0 to 50 YEARS
TRU Poughkeepsie, NY	None	662	4,578	5,240	—	662	4,578	5,240	(2,412)	7/21/2005	0 to 50 YEARS
TRU Norwalk, CT	None	2,420	5,172	7,592	—	2,420	5,172	7,592	(2,005)	7/21/2005	0 to 50 YEARS
TRU Austin(So), TX	None	967	3,878	4,845	—	967	3,878	4,845	(1,749)	7/21/2005	0 to 50 YEARS
TRU Corpus Christi, TX	None	1,224	2,925	4,149	—	1,224	2,925	4,149	(1,619)	7/21/2005	0 to 50 YEARS
TRU Lafayette, LA	None	1,155	2,514	3,669	—	1,155	2,514	3,669	(1,173)	7/21/2005	0 to 50 YEARS
TRU Mc Allen, TX	None	2,438	2,615	5,053	—	2,438	2,615	5,053	(1,205)	7/21/2005	0 to 50 YEARS
TRU Manchester, NH	None	578	2,867	3,445	—	578	2,867	3,445	(1,745)	7/21/2005	0 to 50 YEARS
TRU Salem, NH	None	2,622	4,027	6,649	—	2,622	4,027	6,649	(1,922)	7/21/2005	0 to 50 YEARS
TRU South Arlington, TX	None	1,819	3,975	5,794	—	1,819	3,975	5,794	(2,190)	7/21/2005	0 to 50 YEARS
TRU Lewisville, TX	None	1,400	2,787	4,187	—	1,400	2,787	4,187	(1,362)	7/21/2005	0 to 50 YEARS
TRU Tigard, OR	None	1,501	3,874	5,375	—	1,501	3,874	5,375	(2,423)	7/21/2005	0 to 50 YEARS
TRU Annapolis, MD	None	5,007	4,176	9,183	—	5,007	4,176	9,183	(1,938)	7/21/2005	0 to 50 YEARS
TRU Winchester, VA	None	4	2,515	2,519	—	4	2,515	2,519	(1,196)	7/21/2005	0 to 50 YEARS
TRU Fredericksburg, VA	None	1,500	1,711	3,211	—	1,500	1,711	3,211	(824)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Norfolk, VA	None	821	3,077	3,898	—	821	3,077	3,898	(2,050)	7/21/2005	0 to 50 YEARS
TRU Golden Ring, MD	None	1,426	3,759	5,185	—	1,426	3,759	5,185	(2,075)	7/21/2005	0 to 50 YEARS
TRU Johnson City, TN	None	1,434	2,552	3,986	—	1,434	2,552	3,986	(1,256)	7/21/2005	0 to 50 YEARS
TRU Cary, NC	None	1,056	2,833	3,889	—	1,056	2,833	3,889	(1,325)	7/21/2005	0 to 50 YEARS
TRU Dadeland, FL	None	3,052	4,426	7,478	—	3,052	4,426	7,478	(2,720)	7/21/2005	0 to 50 YEARS
TRU Orlando III , FL	None	3,550	4,102	7,652	—	3,550	4,102	7,652	(2,052)	7/21/2005	0 to 50 YEARS
TRU Pembroke Pines, FL	None	2,986	3,214	6,200	—	2,986	3,214	6,200	(1,288)	7/21/2005	0 to 50 YEARS
TRU Rivergate, TN	None	1,910	3,042	4,952	—	1,910	3,042	4,952	(1,941)	7/21/2005	0 to 50 YEARS
TRU Greenville, SC	None	1,351	3,698	5,049	—	1,351	3,698	5,049	(2,463)	7/21/2005	0 to 50 YEARS
TRU Birmingham II, AL	None	3,225	3,706	6,931	—	3,225	3,706	6,931	(1,871)	7/21/2005	0 to 50 YEARS
TRU Pineville, NC	None	1,783	2,233	4,016	—	1,783	2,233	4,016	(1,037)	7/21/2005	0 to 50 YEARS
TRU Franklin, TN	None	1,208	2,951	4,159	—	1,208	2,951	4,159	(1,059)	7/21/2005	0 to 50 YEARS
TRU Germantown, TN	None	1,179	2,331	3,510	—	1,179	2,331	3,510	(907)	7/21/2005	0 to 50 YEARS
TRU Castleton, IN	None	559	3,049	3,608	—	559	3,049	3,608	(1,777)	7/21/2005	0 to 50 YEARS
TRU Florence, KY	None	884	2,579	3,463	—	884	2,579	3,463	(1,653)	7/21/2005	0 to 50 YEARS
TRU Southgate, MI	None	218	2,603	2,821	—	218	2,603	2,821	(1,999)	7/21/2005	0 to 50 YEARS
TRU Madison Heights, MI	None	256	4,314	4,570	—	256	4,314	4,570	(2,838)	7/21/2005	0 to 50 YEARS
TRU Sterling Hghts, MI	None	1,395	3,555	4,950	—	1,395	3,555	4,950	(2,201)	7/21/2005	0 to 50 YEARS
TRU Westland, MI	None	752	4,025	4,777	—	752	4,025	4,777	(2,314)	7/21/2005	0 to 50 YEARS
TRU Des Moines, IA	None	824	2,879	3,703	—	824	2,879	3,703	(1,512)	7/21/2005	0 to 50 YEARS
TRU Mid Rivers, MO	None	1,117	3,053	4,170	—	1,117	3,053	4,170	(1,551)	7/21/2005	0 to 50 YEARS
TRU Fairview Hts, IL	None	1,217	3,152	4,369	—	1,217	3,152	4,369	(1,647)	7/21/2005	0 to 50 YEARS
TRU Westminster, CO	None	1,599	3,408	5,007	—	1,599	3,408	5,007	(1,727)	7/21/2005	0 to 50 YEARS
TRU Appleton, WI	None	851	3,062	3,913	—	851	3,062	3,913	(1,366)	7/21/2005	0 to 50 YEARS
TRU Kingston, MA	None	2,671	2,951	5,622	—	2,671	2,951	5,622	(1,458)	7/21/2005	0 to 50 YEARS
TRU Brockton, MA	None	1,205	2,978	4,183	—	1,205	2,978	4,183	(1,475)	7/21/2005	0 to 50 YEARS
TRU No Attlboro, MA	None	2,664	3,857	6,521	—	2,664	3,857	6,521	(1,767)	7/21/2005	0 to 50 YEARS
TRU Colerain, OH	None	673	3,304	3,977	—	673	3,304	3,977	(1,925)	7/21/2005	0 to 50 YEARS
TRU Clermont, OH	None	882	2,836	3,718	—	882	2,836	3,718	(1,747)	7/21/2005	0 to 50 YEARS
TRU Columbus-Hamilton, OH	None	690	2,702	3,392	—	690	2,702	3,392	(1,375)	7/21/2005	0 to 50 YEARS
TRU Miamisburg, OH	None	1,271	3,191	4,462	—	1,271	3,191	4,462	(1,848)	7/21/2005	0 to 50 YEARS
TRU Dublin, OH	None	1,179	2,719	3,898	—	1,179	2,719	3,898	(1,403)	7/21/2005	0 to 50 YEARS
TRU Chapel Hill, OH	None	811	2,805	3,616	—	811	2,805	3,616	(1,587)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Mentor, OH	None	901	3,567	4,468	—	901	3,567	4,468	(1,946)	7/21/2005	0 to 50 YEARS
TRU Elyria, OH	None	716	2,971	3,687	—	716	2,971	3,687	(1,560)	7/21/2005	0 to 50 YEARS
TRU Boardman Twp., OH	None	370	2,508	2,878	—	370	2,508	2,878	(1,311)	7/21/2005	0 to 50 YEARS
TRU Canton Realty, OH	None	724	1,679	2,403	—	724	1,679	2,403	(1,063)	7/21/2005	0 to 50 YEARS
TRU Toledo, OH	None	1,266	3,872	5,138	—	1,266	3,872	5,138	(2,384)	7/21/2005	0 to 50 YEARS
TRU North Toledo, OH	None	549	2,212	2,761	—	549	2,212	2,761	(1,020)	7/21/2005	0 to 50 YEARS
TRU Sandusky, OH	None	956	1,277	2,233	—	956	1,277	2,233	(576)	7/21/2005	0 to 50 YEARS
TRU Allentown, PA	None	1,250	4,706	5,956	—	1,250	4,706	5,956	(2,736)	7/21/2005	0 to 50 YEARS
TRU Wilkes-Barre, PA	None	550	3,579	4,129	—	550	3,579	4,129	(2,132)	7/21/2005	0 to 50 YEARS
TRU Scranton, PA	None	1,372	3,418	4,790	—	1,372	3,418	4,790	(1,826)	7/21/2005	0 to 50 YEARS
TRU King Of Prussia, PA	None	800	4,993	5,793	(4,965)	753	75	828	(74)	7/21/2005	0 to 50 YEARS
TRU York, PA	None	606	2,032	2,638	—	606	2,032	2,638	(1,232)	7/21/2005	0 to 50 YEARS
TRU Oxford Valley, PA	None	780	5,001	5,781	—	780	5,001	5,781	(2,534)	7/21/2005	0 to 50 YEARS
TRU Granite Run, PA	None	1,149	4,499	5,648	—	1,149	4,499	5,648	(2,691)	7/21/2005	0 to 50 YEARS
TRU Williamsport, PA	None	478	1,936	2,414	—	478	1,936	2,414	(709)	7/21/2005	0 to 50 YEARS
TRU Franklin Hills, PA	None	2,364	3,845	6,209	—	2,364	3,845	6,209	(1,780)	7/21/2005	0 to 50 YEARS
TRU Reading, PA	None	3,767	2,305	6,072	1,489	5,058	2,503	7,561	(1,040)	7/21/2005	0 to 50 YEARS
TRU Johnstown, PA	None	765	1,404	2,169	—	765	1,404	2,169	(540)	7/21/2005	0 to 50 YEARS
TRU Erie, PA	None	1,434	4,178	5,612	—	1,434	4,178	5,612	(2,233)	7/21/2005	0 to 50 YEARS
TRU Monroeville, PA	None	2,084	5,140	7,224	—	2,084	5,140	7,224	(2,713)	7/21/2005	0 to 50 YEARS
TRU Center Twp, PA	None	617	4,549	5,166	—	617	4,549	5,166	(2,402)	7/21/2005	0 to 50 YEARS
BRU Everett, MA	None	—	3,806	3,806	—	—	3,806	3,806	(1,965)	7/21/2005	0 to 50 YEARS
BRU Bainbridge, OH	None	—	1,919	1,919	—	—	1,919	1,919	(417)	7/21/2005	0 to 50 YEARS
BRU Holland(Toledo),OH	None	—	1,633	1,633	—	—	1,633	1,633	(484)	7/21/2005	0 to 50 YEARS
BRU N. Attleboro, MA	None	—	1,852	1,852	—	—	1,852	1,852	(697)	7/21/2005	0 to 50 YEARS
BRU Reynoldsburg(Columbus), OH	None	—	2,486	2,486	—	—	2,486	2,486	(1,094)	7/21/2005	0 to 50 YEARS
BRU Boardman, OH	None	—	1,312	1,312	—	—	1,312	1,312	(468)	7/21/2005	0 to 50 YEARS
TRU N. Dartmouth, MA	None	—	2,038	2,038	—	—	2,038	2,038	(826)	7/21/2005	0 to 50 YEARS
TRU Beaver Creek, OH	None	—	1,953	1,953	—	—	1,953	1,953	(1,019)	7/21/2005	0 to 50 YEARS
TRU St. Clairsville, OH	None	—	3,544	3,544	—	—	3,544	3,544	(1,813)	7/21/2005	0 to 50 YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 28, 2012
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU North Olmsted, OH	None	—	3,774	3,774	—	—	3,774	3,774	(1,876)	7/21/2005	0 to 50 YEARS
TRU Montrose, OH	None	—	2,184	2,184	—	—	2,184	2,184	(1,062)	7/21/2005	0 to 50 YEARS
TRU Ross Park Mall, PA	None	—	4,652	4,652	—	—	4,652	4,652	(2,546)	7/21/2005	0 to 50 YEARS
TRU Cranberry, PA	None	—	3,085	3,085	—	—	3,085	3,085	(1,392)	7/21/2005	0 to 50 YEARS
TOTAL		168,693	410,670	579,363	(3,968)	169,937	405,458	575,395	(193,028)

Reconciliations of gross amount at which assets are carried for the three fiscal years ended 2011, 2010 and 2009 are as follows:

	Fiscal Year (in thousands)
	2011	2010	2009
Balance at beginning of year:	$575,395	$577,329	$766,436
Additions (Deductions) during year:
Cost of properties transfers	—	1,464	(188,719)
Other adjustments	—	—	(388)
Assets Disposals / Retirements (1)	—	(3,398)	—
Balance at close of fiscal year	$575,395	$575,395	$577,329
Reconciliations of accumulated depreciation for the three fiscal years ended 2011, 2010 and 2009 are as follows:

	Fiscal Year (in thousands)
	2011	2010	2009
Balance at beginning of year	$180,696	$171,281	$200,182
Provision for depreciation	12,332	12,133	17,160
Additions (Deductions) during year:
Accumulated depreciation on properties transfers	—	680	(45,887)
Other adjustments	—	—	(174)
Asset Disposals / Retirements (1)	—	(3,398)	—
Balance at close of fiscal year	$193,028	$180,696	$171,281
(1) Primarily retirement of minor alterations and assets disposed of in connection with store relocations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
(b) Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles.
Under the supervision and with the participation of management, including our principal executive and principal financial officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of January 28, 2012, the Company's internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered pubic accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to non-accelerated filers, which permit us to provide only management's report in this Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The net base cash rents to be paid by the Master Tenant to us under the TRU Propco II Master Lease, effective November 20, 2009, increased to approximately $91 million per annum, net of rents due to third parties, subject to 10% increases on February 1, 2015, February 1, 2020 and February 1, 2025. If Tenant requests Landlord to make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property, and Landlord agrees to such request, or if Landlord offers to Tenant that Landlord make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property and Tenant accepts such offer, then the base rent for such Leased Property shall be increased by an amount agreed upon by the parties to reflect a rental increase that would be agreed upon by a landlord and tenant, who are unrelated to one another and dealing with each other on an arm’s length basis, in consideration for such capital improvement or payment by Landlord, taking into account then-market conditions and the terms and conditions of this Lease. For clarity, any making of any request, agreement, offer or acceptance referred to above in this section shall be in the sole discretion of each of Landlord and Tenant.
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
Additional rent
In addition to the base rents described above, the Tenant will pay, directly to third-party ground lessors, the rents owed under the ground-leases affecting the Properties. The Tenant will also pay when due, directly to the parties entitled to receive the same, all real estate taxes, insurance premiums, utility charges and common area or association charges or dues.
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
Rental Revenues
Our rental revenues are derived from leasing arrangements we have entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among other things, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2011, 2010, and 2009, we earned related party Base rent revenues of $106 million, $107 million and $92 million, respectively. In addition, we recorded Tenant reimbursements of $13 million during fiscals 2011 and 2010, respectively and $16 million during fiscal 2009 under our leasing arrangements with Toys-Delaware.
Termination Payments
The TRU Propco II Master Lease requires Toys-Delaware to make a payment to the Company upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by the Company to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. There were no termination payments required to be made during fiscals 2011, 2010 and 2009.

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
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses in the Statements of Operations. The amount charged to us for these services was approximately $2 million, during fiscals 2011, 2010 and 2009, respectively.
Transactions with the Sponsors
In connection with the offering of the Secured Notes issued on November 20, 2009, TRU paid $7 million in advisory fees to the Sponsors on our behalf. Investment funds or accounts advised by affiliates of Kohlberg Kravis Roberts & Co. L.P., owned less than 1% and 2% of the Secured Notes as of January 28, 2012 and January 29, 2011, respectively. See Note 6 to the Financial Statements entitled “LONG-TERM DEBT” for further details.
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
Capital contributions
In fiscal 2010, we received a capital contribution of approximately $1 million from Giraffe Junior Holdings, LLC ("Direct Parent"). In fiscal 2009, MPO and us received capital contributions approximating $47 million and $6 million, respectively, which were recorded as Capital contributions from TRU and Direct Parent, respectively.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the audit of the Company’s Financial Statements for fiscals 2011 and 2010.

Audit Fees
Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively “D&T”) provided professional services to TRU and its consolidated subsidiaries for fiscals 2011 and 2010. A portion of these costs have been allocated to TRU Propco II.
The aggregate fees billed by D&T for professional services rendered for the audit of the annual Financial Statements for fiscals 2011 and 2010 and for the reviews of our Quarterly Reports on Form 10-Q and quarterly financial statements for those fiscal years, and for other services rendered during those fiscal years on our behalf were estimated as follows:

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$279,000	$245,000
Audit-Related Fees (2)	—	175,000

(1)
For fiscal 2011, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in our 10-Q filings. For fiscal 2010, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements.

(2)	For fiscal 2010, audit-related fees consist of fees related to the Company’s Form S-4.

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
Date: April 27, 2012
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated at Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), the Managing Member of Giraffe Holdings, LLC, the Managing Member of Giraffe Junior Holdings, LLC, the Managing Member of Toys “R” Us Property Company II, LLC, such person performing the similar functions of a board of directors of the registrant, on April 27, 2012.

Signature	Title

/s/ Gerald L. Storch	Chief Executive Officer of Toys-Delaware
Gerald L. Storch

/s/ F. Clay Creasey, Jr.	Executive Vice President — Chief Financial Officer of Toys-Delaware and President and Chief Financial Officer of the registrant (Principal Executive and Financial Officer of the registrant)
F. Clay Creasey, Jr.

/s/ Charles D. Knight	Senior Vice President — Controller of Toys-Delaware
Charles D. Knight	(Principal Accounting Officer of the registrant)

/s/ F. Clay Creasey, Jr.	Authorized officer of the Managing Member of the Company
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

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on April 27, 2012 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase