Form 10-Q
period 2012-04-28
Toys R Us Property Co II, LLC
filed 2012-06-12
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012
Commission file number 333-168515
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
As of June 12, 2012, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements
TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	April 28, 2012	January 28, 2012
ASSETS
Current Assets:
Cash	$31,804	$9,609
Due from affiliate, net	5,491	5,944
Prepaid expenses	1,362	905
Total current assets	38,657	16,458
Real Estate, Net:
Land	169,937	169,937
Buildings, net	164,609	166,181
Leasehold improvements, net	44,661	46,249
Total real estate, net	379,207	382,367
Straight-line rent receivable from affiliate	60,867	57,800
Debt issuance costs	20,151	21,055
Total Assets	$498,882	$477,680

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$25,256	$9,934
Real estate taxes payable	5,713	5,668
Deferred related party revenue	503	730
Other current liabilities	335	481
Total current liabilities	31,807	16,813
Long-term debt	717,118	716,849
Deferred third party rent liabilities	14,383	14,420
Member's deficit	(264,426)	(270,402)
Total Liabilities and Member's Deficit	$498,882	$477,680
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Rental revenues:
Base rents	$26,662	$27,174
Tenant reimbursements	3,247	3,402
Total revenues	29,909	30,576

Depreciation	3,160	3,021
Rental expense	625	816
Common area maintenance expenses	3,247	3,402
Other operating expenses	406	416
Total operating expenses	7,438	7,655

Operating earnings	22,471	22,921
Interest expense	16,495	16,564
Net earnings	$5,976	$6,357
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Cash Flows from Operating Activities:
Net earnings	$5,976	$6,357
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	3,160	3,021
Amortization of debt issuance costs	904	909
Amortization of original issue discount	269	249
Changes in operating assets and liabilities:
Due from affiliate, net	453	(383)
Prepaid expenses	(457)	(26)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(3,104)	(3,163)
Accrued interest, Real estate taxes payable and Other current liabilities	15,221	15,749
Deferred related party revenue	(227)	(486)
Net cash provided by operating activities	22,195	22,227

Cash Flows from Financing Activities:
Distributions	—	(6,651)
Net cash used in financing activities	—	(6,651)

Cash:
Net increase during period	22,195	15,576
Cash at beginning of period	9,609	10,419
Cash at end of period	$31,804	$25,995

See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member's Deficit
Balance, January 29, 2011	$(266,010)
Net earnings	6,357
Distributions	(6,651)
Balance, April 30, 2011	$(266,304)

Balance, January 28, 2012	$(270,402)
Net earnings	5,976
Balance, April 28, 2012	$(264,426)
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
The Condensed Balance Sheets as of April 28, 2012 and January 28, 2012, the Condensed Statements of Operations, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the thirteen weeks ended April 28, 2012 and April 30, 2011, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Balance Sheet at January 28, 2012, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
2. Real estate, net

(In thousands)	April 28, 2012	January 28, 2012
Land	$169,937	$169,937
Buildings	273,285	273,285
Leasehold improvements	132,173	132,173
	575,395	575,395
Less: accumulated depreciation	(196,188)	(193,028)
Total	$379,207	$382,367

3. Long-term debt
As of April 28, 2012 and January 28, 2012, the carrying value of our debt was $717 million, respectively, with fair values of approximately $756 million and $785 million, respectively. The fair value of our long-term debt was estimated using Level 2 inputs, which represent quoted market prices of our debt instrument.
4 . Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the thirteen weeks ended April 30, 2011, we made cash distributions of approximately $6 million and less than $1 million in dividends and return of capital, respectively.
Subsequent event
On May 3, 2012, we made a cash distribution of approximately $7 million to TRU through our direct owner Giraffe Junior Holdings, LLC.

5. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) we have entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During each of the thirteen weeks ended April 28, 2012 and April 30, 2011, we earned related party Base rent revenues of $27 million. In addition, we recorded Tenant reimbursements of approximately $3 million under our leasing arrangements with Toys-Delaware during each of the thirteen weeks ended April 28, 2012 and April 30, 2011.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses in the Condensed Statements of Operations. During each of the thirteen weeks ended April 28, 2012 and April 30, 2011, the amounts charged to us for these services were less than $1 million.
6. Due from affiliate, net
As of April 28, 2012 and January 28, 2012, Due from affiliate, net of $5 million and $6 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and Condensed Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.
Our Business
We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”) through Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) and formed in July 2005. We own fee and ground leasehold interests in 129 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
Results of Operations
Net Earnings

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Net earnings	$5,976	$6,357	$(381)	(6.0)%
Net earnings decreased by $0.4 million, or 6.0%, to $6.0 million for the thirteen weeks ended April 28, 2012, compared to $6.4 million for the thirteen weeks ended April 30, 2011, primarily due to a decline in Base rents.
Total Revenues

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Total revenues	$29,909	$30,576	$(667)	(2.2)%
Total revenues decreased by $0.7 million, or 2.2%, to $29.9 million for the thirteen weeks ended April 28, 2012, compared to $30.6 million for the thirteen weeks ended April 30, 2011. The decrease was primarily related to the deferral of approximately $0.5 million in Base rent from Toys-Delaware due to the timing of the fiscal 2012 first quarter end date compared to the same period last year.
Depreciation

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Depreciation	$3,160	$3,021	$139	4.6%
Depreciation had a nominal increase for the thirteen weeks ended April 28, 2012, compared to the same period last year.

Rental Expense

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Rental expense	$625	$816	$(191)	(23.4)%

Rental expense had a nominal decrease for the thirteen weeks ended April 28, 2012, compared to the same period last year.

Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Common area maintenance expenses	$3,247	$3,402	$(155)	(4.6)%
Common area maintenance expenses decreased by a nominal amount for the thirteen weeks ended April 28, 2012. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Other operating expenses	$406	$416	$(10)	(2.4)%
Other operating expenses had a nominal decrease for the thirteen weeks ended April 28, 2012, compared to the same period last year.
Interest Expense

	13 Weeks Ended
($ In thousands)	April 28, 2012	April 30, 2011	$ Change	% Change
Interest expense	$16,495	$16,564	$(69)	(0.4)%
Interest expense had a nominal decrease for the thirteen weeks ended April 28, 2012, compared to the same period last year.
Liquidity and Capital Resources
Overview
As of April 28, 2012, we were in compliance with all of our covenants related to the 8.50% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest net cash proceeds from the sale of properties within 720 days subsequent to the receipt of the proceeds. When the aggregate amount of net cash proceeds from the sale of properties exceeds $10.0 million and is not reinvested, in accordance with the indenture governing the Secured Notes (“Excess Proceeds”), we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with Excess Proceeds. As of April 28, 2012, we have not recognized sales proceeds in excess of $10.0 million.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	13 Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011	Change
Net cash provided by operating activities	$22,195	$22,227	$(32)
Net cash used in financing activities	—	(6,651)	6,651
Net increase during period in cash	$22,195	$15,576	$6,619

Cash Flows Provided by Operating Activities
During the thirteen weeks ended April 28, 2012, net cash provided by operating activities remained consistent with the same period last year.
Cash Flows Used in Financing Activities
During the thirteen weeks ended April 28, 2012, no cash was used in financing activities as compared to $6.7 million for the same period last year. Net cash used in financing activities in the first quarter of fiscal 2011 was due to Distributions of $6.7 million.
Debt
Refer to the Annual Report on Form 10-K and Note 3 to the Condensed Financial Statements entitled “Long-term debt” for further details regarding our debt.
Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, for details on our contractual obligations and commitments.
Critical Accounting Policies
Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 28, 2012, for a discussion of critical accounting policies.
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). As of January 29, 2012, the Company has adopted ASU 2011-04 and has applied this guidance prospectively. The adoption of ASU 2011-04 did not have an impact on our Condensed Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may file in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of Toys-Delaware’s business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which Toys-Delaware conducts its business, Toys-Delaware’s ability to implement its strategy, our, Toys-Delaware’s and TRU’s respective substantial levels of indebtedness and related debt-service obligations and the covenants in their and our respective debt agreements, availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s dependence on key vendors of merchandise, international events affecting the delivery of toys and other products to Toys-Delaware’s stores, and such risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on April 27, 2012 and in our reports and documents filed with the Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission's rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk during the thirteen weeks ended April 28, 2012. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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
Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: June 12, 2012	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen weeks ended April 28, 2012 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on June 12, 2012 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document