Form 10-Q
period 2012-07-28
Toys R Us Property Co II, LLC
filed 2012-09-11
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012
Commission file number 333-168515
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
As of September 11, 2012, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements
TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	July 28, 2012	January 28, 2012
ASSETS
Current Assets:
Cash	$13,067	$9,609
Due from affiliate, net	6,296	5,944
Prepaid expenses	570	905
Total current assets	19,933	16,458
Real Estate, Net:
Land	169,937	169,937
Buildings, net	163,464	166,181
Property and leasehold improvements, net	42,626	46,249
Total real estate, net	376,027	382,367
Straight-line rent receivable from affiliate	64,026	57,800
Debt issuance costs	19,248	21,055
Total Assets	$479,234	$477,680

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$9,766	$9,934
Real estate taxes payable	5,778	5,668
Deferred related party revenue	730	730
Other current liabilities	220	481
Total current liabilities	16,494	16,813
Long-term debt	717,395	716,849
Deferred third party rent liabilities	14,368	14,420
Member's deficit	(269,023)	(270,402)
Total Liabilities and Member's Deficit	$479,234	$477,680
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Rental revenues:
Base rents	$26,328	$26,433	$52,990	$53,607
Tenant reimbursements	3,149	3,495	6,396	6,897
Total revenues	29,477	29,928	59,386	60,504
Depreciation	3,180	3,022	6,340	6,043
Rental expense	649	814	1,274	1,630
Common area maintenance expenses	3,149	3,495	6,396	6,897
Other operating expenses	441	447	847	863
Total operating expenses	7,419	7,778	14,857	15,433
Operating earnings	22,058	22,150	44,529	45,071
Interest expense	16,502	16,509	32,997	33,073
Net earnings	$5,556	$5,641	$11,532	$11,998
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011
Cash Flows from Operating Activities:
Net earnings	$11,532	$11,998
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	6,340	6,043
Amortization of debt issuance costs	1,807	1,812
Amortization of original issue discount	546	504
Changes in operating assets and liabilities:
Due from affiliate, net	(352)	(1,828)
Prepaid expenses	335	744
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(6,278)	(6,329)
Accrued interest, Real estate taxes payable and Other current liabilities	(319)	941
Deferred related party revenue	—	(243)
Net cash provided by operating activities	13,611	13,642
Cash Flows from Financing Activities:
Distributions	(10,153)	(14,024)
Net cash used in financing activities	(10,153)	(14,024)
Cash:
Net increase (decrease) during period	3,458	(382)
Cash at beginning of period	9,609	10,419
Cash at end of period	$13,067	$10,037
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member's Deficit
Balance, January 29, 2011	$(266,010)
Net earnings	11,998
Distributions	(14,024)
Balance, July 30, 2011	$(268,036)

Balance, January 28, 2012	$(270,402)
Net earnings	11,532
Distributions	(10,153)
Balance, July 28, 2012	$(269,023)
See accompanying notes to the Condensed Financial Statements.
TOYS “R” US PROPERTY COMPANY II, LLC
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the context otherwise requires. TRU Propco II was formed on July 21, 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU, through various subsidiaries, operates or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are ultimately owned by TRU through our indirect parent, Toys “R” Us – Delaware, Inc. (“Toys-Delaware”), to whom we lease or sublease substantially all of our properties and from whom we derive substantially all of our revenues and cash flows. The Company is one reportable segment.
As a result of the reorganization, the Company received, as contributions from Toys-Delaware and other affiliates, certain properties which we now lease to Toys-Delaware. As the reorganization was between entities under common control, the net assets transferred were recorded at their carrying value.
The Condensed Balance Sheets as of July 28, 2012 and January 28, 2012, the Condensed Statements of Operations for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the twenty-six weeks ended July 28, 2012 and July 30, 2011, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Balance Sheet at January 28, 2012, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
2. Real estate, net

(In thousands)	July 28, 2012	January 28, 2012
Land	$169,937	$169,937
Buildings	273,285	273,285
Property and leasehold improvements	132,173	132,173
	575,395	575,395
Less: accumulated depreciation	(199,368)	(193,028)
Total	$376,027	$382,367
3. Long-term debt
As of July 28, 2012 and January 28, 2012, the carrying value of our debt was $717 million, respectively, with fair values of approximately $776 million and $785 million, respectively. The fair value of our long-term debt was estimated using Level 2 inputs, which represent quoted market prices of our debt instrument.
4. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the twenty-six weeks ended July 28, 2012, we made cash distributions of approximately $10 million in dividends. During the twenty-six weeks ended July 30, 2011, we made cash distributions of approximately $12 million and $2 million in dividends and return of capital, respectively.

5. Related party transactions
Rental Revenues
Our Rental revenues are derived from payments received under the Amended and Restated Master Lease Agreement (the "TRU Propco II Master Lease") we have entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During each of the thirteen weeks ended July 28, 2012 and July 30, 2011, we earned related party Base rent revenues of approximately $26 million. During each of the twenty-six weeks ended July 28, 2012 and July 30, 2011, we earned related party Base rent revenues of approximately $53 million. In addition, we recorded Tenant reimbursements of approximately $3 million under our leasing arrangements with Toys-Delaware during each of the thirteen weeks ended July 28, 2012 and July 30, 2011. During the twenty-six weeks ended July 28, 2012 and July 30, 2011, we recorded Tenant reimbursements of approximately $6 million and $7 million, respectively.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses on the Condensed Statements of Operations. During each of the thirteen weeks ended July 28, 2012 and July 30, 2011, the amounts charged to us for these services were less than $1 million. During each of the twenty-six weeks ended July 28, 2012 and July 30, 2011, the amounts charged to us for these services were approximately $1 million.
Due from affiliate, net
As of July 28, 2012 and January 28, 2012, Due from affiliate, net of $6 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

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
Our Business
We are a special purpose entity, owned indirectly by Toys “R” Us, Inc. (“TRU”) through Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) and formed in July 2005. We own fee and ground leasehold interests in 129 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
Results of Operations
Net Earnings

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Net earnings	$5,556	$5,641	$(85)	(1.5)%	$11,532	$11,998	$(466)	(3.9)%
Net earnings had a nominal decrease for the thirteen weeks ended July 28, 2012, compared to the same period last year.
Net earnings decreased by $0.5 million, or 3.9%, to $11.5 million for the twenty-six weeks ended July 28, 2012, compared to $12.0 million for the twenty-six weeks ended July 30, 2011, primarily due to a decline in Base rents.
Total Revenues

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Total revenues	$29,477	$29,928	$(451)	(1.5)%	$59,386	$60,504	$(1,118)	(1.8)%
Total revenues decreased by $0.4 million, or 1.5%, to $29.5 million for the thirteen weeks ended July 28, 2012, compared to $29.9 million for the thirteen weeks ended July 30, 2011. The decrease was related to a decline in Tenant reimbursements.
Total revenues decreased by $1.1 million, or 1.8%, to $59.4 million for the twenty-six weeks ended July 28, 2012, compared to $60.5 million for the twenty-six weeks ended July 30, 2011. The decrease was related to a decline in Base rents and Tenant reimbursements.
Depreciation

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Depreciation	$3,180	$3,022	$158	5.2%	$6,340	$6,043	$297	4.9%
Depreciation had a nominal increase for the thirteen and twenty-six weeks ended July 28, 2012, compared to the same periods last year.

Rental Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Rental expense	$649	$814	$(165)	(20.3)%	$1,274	$1,630	$(356)	(21.8)%
Rental expense had a nominal decrease for the thirteen weeks ended July 28, 2012, compared to the same period last year.
Rental expense decreased by $0.3 million, or 21.8%, to $1.3 million for the twenty-six weeks ended July 28, 2012, compared to $1.6 million for the twenty-six weeks ended July 30, 2011. The decrease was primarily due to an adjustment to the non-cash straight-line third party rent amounts related to a change in estimated lease terms.

Common Area Maintenance Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Common area maintenance expenses	$3,149	$3,495	$(346)	(9.9)%	$6,396	$6,897	$(501)	(7.3)%
Common area maintenance expenses decreased by $0.4 million, or 9.9%, to $3.1 million for the thirteen weeks ended July 28, 2012, compared to $3.5 million for the thirteen weeks ended July 30, 2011, and decreased by $0.5 million, or 7.3%, to $6.4 million for the twenty-six weeks ended July 28, 2012, compared to $6.9 million for the twenty-six weeks ended July 30, 2011. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Base rents, which is a component of Total revenues.
Other Operating Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Other operating expenses	$441	$447	$(6)	(1.3)%	$847	$863	$(16)	(1.9)%
Other operating expenses had a nominal decrease for the thirteen and twenty-six weeks ended July 28, 2012, compared to the same periods last year.
Interest Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Interest expense	$16,502	$16,509	$(7)	—%	$32,997	$33,073	$(76)	(0.2)%
Interest expense had a nominal decrease for the thirteen and twenty-six weeks ended July 28, 2012, compared to the same periods last year.
Liquidity and Capital Resources
Overview
As of July 28, 2012, we were in compliance with all of our covenants related to the 8.50% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest net cash proceeds from the sale of properties within 720 days subsequent to the receipt of the proceeds. When the aggregate amount of net cash proceeds from the sale of properties exceeds $10.0 million and is not reinvested, in accordance with the indenture governing the Secured Notes (“Excess Proceeds”), we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with

Excess Proceeds. As of July 28, 2012, we have not recognized sales proceeds in excess of $10.0 million.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	26 Weeks Ended
(In thousands)	July 28, 2012	July 30, 2011	Change
Net cash provided by operating activities	$13,611	$13,642	$(31)
Net cash used in financing activities	(10,153)	(14,024)	3,871
Net increase (decrease) during period in cash	$3,458	$(382)	$3,840
Cash Flows Provided by Operating Activities
During the twenty-six weeks ended July 28, 2012, net cash provided by operating activities remained consistent with the same period last year.
Cash Flows Used in Financing Activities
During the twenty-six weeks ended July 28, 2012, net cash used in financing activities was $10.2 million compared to $14.0 million for the same period last year. The decrease in net cash used in financing activities was due to a $3.8 million decrease in Distributions.
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
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). As of January 29, 2012, the Company has adopted ASU 2011-04 and has applied this guidance prospectively. The adoption of ASU 2011-04 did not have an impact on our Condensed Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the
Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the

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
There has been no material change in our exposure to market risk during the twenty-six weeks ended July 28, 2012. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None

Item 5.	Other Information
None.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: September 11, 2012	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and twenty-six weeks ended July 28, 2012 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on September 11, 2012 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document