Form 10-K
period 2013-02-02
Toys R Us Property Co II, LLC
filed 2013-05-03
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013 Commission file number 333-168515
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
None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒    No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐
(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if the registrant were subject to such filing requirements.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 3, 2013, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
Toys “R” Us Property Company II, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” and similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.
These statements are subject to risks, uncertainties, and other factors, including, among others, the seasonality of Toys “R” Us - Delaware, Inc.’s (“Toys-Delaware”) business, competition in the retail industry, changes in Toys-Delaware’s product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, Toys-Delaware’s ability to implement its strategy, the availability of adequate financing to us, Toys-Delaware and Toys “R” Us, Inc. (“TRU”), access to trade credit, changes in consumer preferences, Toys-Delaware’s dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware’s international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware’s stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware’s business, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		Page
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosure	18

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	42

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions and Director Independence	43
Item 14.	Principal Accounting Fees and Services	48

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	49

SIGNATURES		50

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		51

INDEX TO EXHIBITS		52

PART I

ITEM 1.	BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2012 ended February 2, 2013; fiscal 2011 ended January 28, 2012; and fiscal 2010 ended January 29, 2011. With the exception of fiscal 2012, which includes 53 weeks, all other fiscal years presented are based on 52 week periods. References to fiscals 2012, 2011 and 2010 are to our fiscal years unless otherwise specified.
Our Business
We are a special purpose entity owned indirectly by TRU, through Toys-Delaware, and formed in July 2005. We own fee and ground leasehold interests in 129 properties in various retail markets throughout the United States (collectively, the “Properties” and each, a “Property”). We lease these Properties on a triple-net basis under a master lease to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For the financial statements for fiscal year ended February 2, 2013 and other information about our master tenant, Toys-Delaware (“Master Tenant”), see Exhibit 99.1 to this report.
TRU, through its subsidiary Toys-Delaware, also operates other properties in which the fee and leasehold interests in such properties are owned by the following affiliated entities: MAP 2005 Real Estate, LLC, Toys “R” Us Property Company I, LLC (“Propco I”) and Toys-Delaware. TRU used various criteria to allocate its retail stores to us and our counterparts. Historically, TRU acquired and built stores at various subsidiaries of TRU based primarily on local tax considerations. In 2005, TRU allocated certain properties to various subsidiaries, including entities that would eventually become Propco I and the Company. In 2009, TRU reorganized certain of these entities, including MPO Properties, LLC (“MPO Properties”), a wholly-owned indirect subsidiary of TRU that was merged into TRU on November 20, 2009, for the business purpose of facilitating the 2009 financings obtained at that time. As a result of the reorganization on November 20, 2009, we received from Toys-Delaware and other affiliates, including MPO Properties, certain properties which we now lease to Toys-Delaware. As the reorganization was between entities under common control, the net assets transferred were recorded at their historical costs.
As of February 2, 2013, we owned fee and ground leasehold interests in 129 properties domestically, which include the following:

•
71 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote approximately 6,000 square feet to boutique areas for juvenile (including baby) products (Babies “R” Us Express and Juvenile Expansion formats devote approximately an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•	35 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 2,000 to 3,000 square feet to traditional toy products; and

•
23 side-by-side stores, which typically range in size from 30,000 to 70,000 square feet and devote approximately 20,000 to 40,000 square feet to traditional toy products and approximately 10,000 to 30,000 square feet to juvenile (including baby) products.

The Properties are important to the operations of Toys-Delaware, generating $1.1 billion of U.S. store revenues, which represented approximately 14% of Toys-Delaware’s total U.S. store revenues for the fiscal year ended February 2, 2013. In the opinion of management, the Properties are adequately covered by insurance. Certain of the Properties are subject to customary encumbrances, such as ground leases, rights of first offer or refusal, third-party purchase rights, continuous-operations covenants and use restrictions.
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

Geographic Distribution of Properties
The following table sets forth the locations of the Properties as of February 2, 2013:

Location	Number of Properties
Alabama	2
Arizona	3
California	10
Colorado	2
Connecticut	3
Florida	3
Illinois	7
Indiana	3
Iowa	2
Kentucky	1
Louisiana	1
Maryland	3
Massachusetts	7
Michigan	7
Missouri	1
Nevada	2
New Hampshire	2
New Jersey	1
New York	4
North Carolina	2
Ohio	21
Oregon	2
Pennsylvania	18
South Carolina	2
Tennessee	4
Texas	6
Utah	1
Virginia	4
Wisconsin	5
Total	129
The TRU Propco II Master Lease
The net base cash rents to be paid by the Master Tenant to us under the TRU Propco II Master Lease, effective November 20, 2009, increased to approximately $91 million per annum, net of rents due to third parties, subject to 10% increases on February 1, 2015, February 1, 2020 and February 1, 2025. For a more detailed description of the TRU Propco II Master Lease, see Note 3 to the Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.
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

Formation Documents
We are a Delaware limited liability company with no subsidiaries. We own no material assets other than the Properties and related assets. Our sole equity member is Giraffe Junior Holdings, LLC.
We were organized solely to acquire, own, hold, sell, assign, transfer, operate, lease and otherwise deal with real estate properties, and to exercise all powers enumerated in the Delaware Limited Liability Company Act relating thereto. We are not permitted to own any asset or property other than our interest in the Properties or other real property and incidental personal property or such subsidiaries that own such interests. Further, subject to certain exceptions, we must maintain an arm’s length relationship with any affiliate, and not enter into or be a party to any transaction other than arm’s length transactions. In addition, our organizational documents place certain restrictions on our ability to institute bankruptcy proceedings, liquidate, dissolve, consolidate or merge. No assurance can be given that we will not file for bankruptcy protection or that our creditors will not initiate a bankruptcy or similar proceeding against us. See Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K for further details.
Employees
As of February 2, 2013, we employed no individuals. Pursuant to the domestic services agreement and the TRU Propco II Master Lease, Toys-Delaware provides us with services to operate our Properties, including paying all costs and expenses arising in connection with the ownership, operation, lease, use, maintenance and repair of the Properties.
Our executive officers, together with Toys-Delaware pursuant to a domestic services agreement, manage our day-to-day operations. Our day-to-day operations consist primarily of receipt of rent from Toys-Delaware, pursuant to the TRU Propco II Master Lease, and payment of interest to the note holders pursuant to the terms of the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”).
Certain members of Toys-Delaware’s management were involved in the negotiation of the TRU Propco II Master Lease on our behalf. Future amendments to the TRU Propco II Master Lease may be negotiated on our behalf by certain officers of Toys-Delaware who might perform similar functions on behalf of Toys-Delaware. In addition, certain officers of Toys-Delaware, some of whom might perform similar functions on behalf of Toys-Delaware, may have responsibility for determining whether Toys-Delaware is in compliance with the TRU Propco II Master Lease. Although certain conflicts of interest may arise, such as whether to require compliance with certain covenants under the TRU Propco II Master Lease, we believe that in light of the importance of the Properties to both us and Toys-Delaware and the mutuality of interest in preserving the value of the Properties, conflicts will be resolved in a manner consistent with an arm’s length transaction. In addition, the officers involved are fully aware of, and intend to fully comply with, our contractual obligations; which require, among other things, that we and the Master Tenant deal with one another on an arm’s length basis.
There are certain members of Toys-Delaware management that are also involved in our management, and we, Toys-Delaware and our management teams are fully aware of our and their respective obligations under the TRU Propco II Master Lease and intend to comply with our and their respective contractual obligations. In the event of certain payment defaults by Toys-Delaware under the TRU Propco II Master Lease, the holders of the Secured Notes would have the right to accelerate the debt. As a result, in case a conflict of interest were to arise, we and Toys-Delaware would have a common interest to resolve the conflict to avoid the acceleration of the debt.
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
Investors should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be less significant than the following risk factors, may also adversely affect our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.

Risks Relating to the Company
Our only assets, and sole source of revenue, are our Properties and the TRU Propco II Master Lease. Additionally, the Properties and the TRU Propco II Master Lease provide the sole source of cash to make payments on the Secured Notes.
Our only assets are our Properties. We have no operations and generate all of our revenues from payments made by Toys-Delaware pursuant to the terms of the TRU Propco II Master Lease. As discussed in more detail below under “— Risks Related to the Master Tenant’s and TRU’s Substantial Indebtedness,” Toys-Delaware is highly leveraged and will be required to devote a substantial portion of its cash flow to service its own debt. Absent continued payments from Toys-Delaware under the TRU Propco II Master Lease, we will rely solely on cash on hand and additional borrowings to make payments on the Secured Notes.
Although this Form 10-K contains certain financial and operating information with respect to Toys-Delaware and TRU, neither of these entities nor any of their respective subsidiaries (other than us) is an obligor on, or a guarantor of, the Secured Notes. As a result, holders of the Secured Notes do not have a direct claim against any of these entities or their assets.
All of our revenues are generated under the TRU Propco II Master Lease. Unexpected expenses, termination of the TRU Propco II Master Lease, sales of Properties under the TRU Propco II Master Lease or a bankruptcy of the Master Tenant could have a material impact on our financial condition.
The TRU Propco II Master Lease provides the only source of our revenue. While the TRU Propco II Master Lease is a triple-net lease whereby Toys-Delaware, as tenant, is obligated to pay most operating costs with respect to the Properties, if we have unexpected expenses not covered by the TRU Propco II Master Lease, our net cash flow could be adversely affected. Toys-Delaware’s failure to make payments under the TRU Propco II Master Lease would have a material adverse effect on our financial condition.
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
Pursuant to the TRU Propco II Master Lease, Toys-Delaware has the option to declare properties “uneconomic” and request the removal of such properties from the TRU Propco II Master Lease. Upon such a request from Toys-Delaware, we must use reasonable good faith efforts to sell such properties, free and clear of the liens in favor of the collateral agent. The sale of a substantial number of properties under the TRU Propco II Master Lease could have a material adverse effect on our cash flows. For a more detailed description of the TRU Propco II Master Lease, see Note 3 to the Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.
Certain events may decrease cash available for payments on the Secured Notes, as well as the value of the Properties. These events include, but are not limited to:

•	adverse changes in national or local economic and demographic conditions;

•	adverse changes in the financial condition of the Master Tenant;

•	inability to collect rent from the Master Tenant;

•	reductions in the level of demand for commercial space and changes in the relative popularity of properties;

•	increases in the supply of or demand for commercial space in a particular area;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

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
We lease, rather than own, a portion of the Properties and the leasing of such Properties exposes us to possible liabilities and losses.
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
The Properties are concentrated in certain states and a downturn in such states could have an adverse effect on us.
Toys-Delaware’s ability to make payments under the TRU Propco II Master Lease and the market value of the Properties could be adversely affected by economic conditions generally or in states where the Properties are located, conditions in the real estate markets where the Properties are located, changes in governmental rules and fiscal policies, acts of nature, including earthquakes, floods and hurricanes (which may result in uninsured losses), and other factors which are beyond our control. The Properties are located in 29 states. The economy of any state in which a Property is located may be adversely affected to a greater degree than that of other areas of the country by certain developments affecting industries concentrated in such state or region. Moreover, in recent periods, several regions have experienced significant downturns in the market value of real estate. Significant percentages of the Properties are located in Ohio (21 Properties, or approximately 16% of the Properties); Pennsylvania (18 Properties, or approximately 14% of the Properties); California (10 Properties, or approximately 8% of the Properties); and Illinois, Massachusetts and Michigan (7 Properties in each of these states, or approximately 5% of the Properties).
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
Ineffectiveness of bankruptcy-remoteness; consolidation with TRU or Toys-Delaware; fraudulent conveyance. We have taken steps that are intended to ensure that the voluntary or involuntary application for relief by TRU or Toys-Delaware under the Bankruptcy Code will not result in the consolidation of our assets and liabilities with those of TRU or Toys-Delaware or their subsidiaries (other than us). These steps include the maintenance of our own books and records and the requirement that all transactions between us, on the one hand, and TRU or Toys-Delaware, on the other hand, and our respective affiliates will be on an arm’s-length basis. In the event, however, that we, Toys-Delaware or TRU were to become a debtor in a Bankruptcy Case, a creditor, receiver, conservator or the trustee in a bankruptcy of the debtor might request a court to order our assets and liabilities be consolidated with our, Toys-Delaware’s or TRU’s assets (including its properties), as the case may be, for the satisfaction of claims of creditors of the debtor. If our assets and liabilities were consolidated with Toys-Delaware, the TRU Propco II Master Lease would be eliminated. Alternatively, any such party may seek to void any part of the 2005 financing transactions as a fraudulent transfer. In addition, any claim described herein against the bankruptcy estate of us, Toys-Delaware or TRU would be an unsecured claim against such bankruptcy estate and, as such, full recovery may be unlikely and the extent to which such claim would be paid, and the form and timing of such payment, is uncertain. As a result, under such circumstances, the amount and timing of distributions on the Secured Notes would be adversely affected.
We have two independent members whose approval is required as a condition to our commencement of a Bankruptcy Case with respect to ourselves. That requirement will not prevent the commencement of such a Bankruptcy Case (including, in connection with the commencement of any Bankruptcy Case of another TRU entity, or otherwise).
Risks Relating to the Master Tenant’s Business
Toys-Delaware’s business is highly seasonal, and its financial performance depends on the results of the fourth quarter of each fiscal year and, as a result, its operating results could be materially adversely affected if it achieves less than satisfactory sales prior to or during the holiday season.
Toys-Delaware’s business is highly seasonal. During fiscals 2012, 2011 and 2010 approximately 43%, respectively, of Toys-Delaware’s Total revenues were generated in the fourth quarter. Toys-Delaware typically incurs net losses in each of the first three quarters of the year, with a substantial portion of its earnings generated in the fourth quarter. As a result, Toys-Delaware depends significantly upon the fourth quarter holiday selling season. If Toys-Delaware achieves less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, it may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Its results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of Toys-Delaware’s seasonal sales means that its operating results could be materially adversely affected by natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events prior to or during the holiday season, as described below.
Toys-Delaware’s industry is highly competitive and competitive conditions may adversely affect its revenues and overall profitability.
The retail industry is highly and increasingly competitive and Toys-Delaware’s results of operations are sensitive to, and may be adversely affected by competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings and other factors. As a specialty retailer that primarily focuses on toys and juvenile products, Toys-Delaware competes with discount and mass merchandisers, such as Wal-Mart and Target, national and regional chains and department stores, as well as local retailers in the markets Toys-Delaware serves. Toys-Delaware also competes with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses. Toys-Delaware may be vulnerable to the special competitive pressures from the growing e-commerce activity in the market, both as they may impact its own e-commerce business, and as they may impact the operating results and investment values of its existing physical stores. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. Toys-Delaware believes that some of its competitors in the toy market and juvenile products market, as well as in the other markets in which it competes, have a larger market share than its market share. In addition, some of its competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than Toys-Delaware does.
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
The baby registry market is highly competitive, based on convenience, quality and selection of merchandise offerings and functionality. Toys-Delaware’s baby registry primarily competes with the baby registries of mass merchandisers and other specialty format and regional retailers. Some of Toys-Delaware’s competitors have been aggressively advertising and marketing their baby registries through national television and magazine campaigns. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for Toys-Delaware’s baby registry.
If Toys-Delaware fails to compete successfully, Toys-Delaware could face lower sales and may decide or be compelled to offer greater discounts to its customers, which could result in decreased profitability.
Toys-Delaware’s sales may be adversely affected by changes in economic factors and changes in consumer spending patterns.
Many economic and other factors outside Toys-Delaware’s control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation, including the economic health of various political jurisdictions, also affects economic conditions and consumer confidence. In addition, changing economic and regulatory conditions and increasing consumer credit delinquencies may cause banks to re-evaluate their lending practices and terms which could have an adverse effect on Toys-Delaware’s credit card program and consequently, an adverse effect on its sales. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on Toys-Delaware’s financial performance and position in future fiscal periods.
Toys-Delaware’s operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If its lenders are unable to fund borrowings under their credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business.
Toys-Delaware has significant liquidity and capital requirements. Among other things, the seasonality of Toys-Delaware’s businesses requires it to purchase merchandise well in advance of the fourth quarter holiday selling season. Toys-Delaware depends on its ability to generate cash flow from operating activities, as well as on borrowings under its revolving credit facility, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of

February 2, 2013, Toys-Delaware had no outstanding borrowings under its $1.85 billion secured revolving credit facility (“ABL Facility”). For fiscal 2012 and fiscal 2011, peak borrowings under the ABL Facility were $220 million and $815 million, respectively, as Toys-Delaware purchased merchandise for the fourth quarter holiday selling season. If its lenders are unable to fund borrowings under its credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business. In addition, any adverse change to its credit ratings or business could negatively impact its ability to refinance its debt on satisfactory terms and could have the effect of increasing its financing costs. While Toys-Delaware believes it currently has adequate sources of funds to provide for its ongoing operations and capital requirements for at least the next 12 months, any inability on Toys-Delaware’s part to have future access to financing, when needed, would have a negative effect on its business.
A loss of, or reduction in, trade credit from Toys-Delaware’s vendors could reduce its liquidity, increase its working capital needs and/or limit its ability to purchase products.
Trade credit from Toys-Delaware’s vendors is an important source of financing for the purchase of the inventory Toys-Delaware sells in its stores. Accordingly, the loss of, or reduction in, trade credit could have a significant adverse impact on Toys-Delaware’s inventory levels and operating cash flow and negatively impact its liquidity. Toys-Delaware’s vendors may seek credit insurance to protect against non-payment of amounts due to them. If credit insurance is not available to vendors at reasonable terms or at all, vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to Toys-Delaware. Any adverse changes in Toys-Delaware’s trade credit for these or other reasons could increase the costs to Toys-Delaware of financing its inventory or negatively impact its ability to deliver products to its customers, which could in turn negatively affect Toys-Delaware’s financial performance.
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
Delays or failures in successfully implementing its juvenile integration strategy and opening new stores, or achieving lower than expected sales in integrated or new stores, or drawing a greater than expected proportion of sales in integrated or new stores from existing stores, could materially adversely affect Toys-Delaware’s growth and/or profitability. In addition, Toys-

Delaware may not be able to anticipate all of the challenges imposed by the expansion of its operations and, as a result, may not meet its targets for integrating, opening new stores or relocating stores or expanding profitably.
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
Sales of video games and video game systems, which have accounted for 7%, 8% and 9% of Toys-Delaware’s annual Total revenues for fiscals 2012, 2011 and 2010, respectively, have been impacted by a shift to sales in channels other than traditional retail stores, including direct online distribution to customers. Furthermore, sales are cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. Moreover, competition within the video game market has increased in recent years and, due to the large size of this product category, fluctuations in this market could have a material adverse impact on Toys-Delaware’s sales and profits trends. Additionally, if video game system manufacturers fail to develop new hardware systems, or if new video game products continue to be sold in channels other than traditional retail stores, Toys-Delaware’s sales of video game products could continue to decline, which would negatively impact its financial performance.
The success and expansion of Toys-Delaware’s e-commerce business depends on its ability to provide quality service to its Internet customers and if it is not able to provide such services, Toys-Delaware’s future growth will be adversely affected.
Toys-Delaware’s Internet operations are subject to a number of risks and uncertainties which are in part beyond its control, including the following:

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
Toys-Delaware’s performance depends, in part, on its ability to purchase its merchandise in sufficient quantities at competitive prices. Toys-Delaware purchases its merchandise from numerous international and domestic manufacturers and importers. Toys-Delaware has no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to it or discontinue selling to it at any time. Toys-Delaware may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to it in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of its merchandise.
In fiscal 2012, Toys-Delaware had approximately 1,800 active vendor relationships through which it procures the merchandise that it offers to its customers. For fiscal 2012, Toys-Delaware’s top 20 vendors worldwide, based on its purchase volume in USD, represented approximately 45% of the total products it purchased. Toys-Delaware’s inability to purchase suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on its business and operating results and could cause it to miss products that it felt were important to its assortment. Toys-Delaware may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
In addition, Toys-Delaware’s vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit its vendors’ ability to provide Toys-Delaware with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of Toys-Delaware’s vendors might not adhere to its quality control standards, and Toys-Delaware might not identify the deficiency before merchandise ships to its stores or customers. In addition, Toys-Delaware’s vendors may have difficulty adjusting to Toys-Delaware’s changing demands and growing business. Toys-Delaware’s vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage Toys-Delaware’s reputation and brands, and could lead to an increase in customer litigation against Toys-Delaware and an increase in Toys-Delaware’s routine and non-routine litigation costs. Further, any merchandise that does not meet Toys-Delaware’s quality standards could become subject to a recall, which could damage Toys-Delaware’s reputation and brands and harm Toys-Delaware’s business.
If Toys-Delaware’s vendors fail to provide promotional support consistent with past levels, Toys-Delaware’s sales, earnings and cash flow could be adversely affected.
Toys-Delaware’s vendors typically provide it with promotional support for the sale of their products in Toys-Delaware’s stores and on Toys-Delaware’s website. Toys-Delaware also receives allowances for volume-related purchases. As part of this support, Toys-Delaware receives allowances, payments and credits from the vendors which reduce its cost of goods sold, supports the promotion and merchandising of the products Toys-Delaware sells and drives sales at its stores and on its website. Toys-Delaware cannot provide assurance that vendors will continue to provide it with this support consistent with past levels. If Toys-Delaware’s vendors fail to do so, its sales, earnings and cash flow could be adversely affected.
The decrease of birth rates in countries where Toys-Delaware operates could negatively affect its business.
Most of Toys-Delaware’s end-customers are newborns and children and, as a result, its revenues are dependent on the birth rates in countries where it operates. In recent years, many countries have experienced a sharp drop in birth rates as their population ages and education and income levels increase. A continued and significant decline in the number of newborns and children in these countries could have a material adverse effect on Toys-Delaware’s operating results.
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
As of February 2, 2013, Toys-Delaware leased 830 of its properties pursuant to long-term space and ground leases with third parties (other than subsidiaries of Toys-Delaware, including us), 346 (including three distribution centers and its headquarters) and 37 (including one distribution center) of which are leased from Propco I and MAP 2005 Real Estate, LLC, respectively. Total third party rent expense, net of sublease income, was $209 million, $185 million and $192 million in fiscals 2012, 2011 and 2010, respectively. Total related party rent expense under leases with affiliates other than subsidiaries of Toys-Delaware was $257 million, $260 million and $264 million for fiscals 2012, 2011 and 2010, respectively. In addition, as of February 2, 2013, Toys-Delaware leased 129 properties from us with total rent expense of $107 million, $106 million and $107 million for fiscals 2012, 2011 and 2010, respectively. Many of Toys-Delaware’s leases provide for scheduled increases in rent. The substantial obligations under its leases could further exacerbate the risks described below under “Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its various debt instruments and the TRU Propco II Master Lease.”
If Toys-Delaware is unable to renew or replace its current store leases or if it is unable to enter into leases for additional stores on favorable terms, or if one or more of its current leases are terminated prior to expiration of their stated term and it cannot find suitable alternate locations, Toys-Delaware’s growth and profitability could be negatively impacted.
Toys-Delaware currently leases the majority of its stores, including those leased to it by us. Most of its current leases provide for its unilateral option to renew for several additional rental periods at specific rental rates. Toys-Delaware’s ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and its ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties and Toys-Delaware’s relationships with current and prospective landlords or may depend on other factors that are not within Toys-Delaware’s control. Any or all of these factors and conditions could negatively impact Toys-Delaware’s growth and profitability.
Toys-Delaware’s business is subject to fluctuations in foreign currency exchange rates and such fluctuations may have a material adverse effect on its business, financial condition and results of operations.
Exchange rate fluctuations may affect the translated value of Toys-Delaware’s earnings and cash flow associated with its international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In Canada, Toys-Delaware generates revenues and incurs operating expenses and selling, general and administrative expenses denominated in the local currency. In countries where Toys-Delaware does not operate stores, Toys-Delaware’s licensees pay royalties in USD. However, as the royalties are calculated based on local currency sales, Toys-Delaware’s revenues are still impacted by fluctuations in exchange rates. In fiscal years 2012, 2011 and 2010, 10%, 9% and 9% of Toys-Delaware’s Total revenues, respectively, were completed in a currency other than the USD. In fiscal 2012, Toys-Delaware’s reported operating earnings would have decreased or increased $9 million if the related foreign currencies uniformly weakened or strengthened by 10% relative to the USD.
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
Because of Toys-Delaware’s extensive international activities, it could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Toys-Delaware’s policies mandate compliance with these anti-bribery laws. Toys-Delaware cannot provide assurance that its internal control policies and procedures always will protect Toys-Delaware from reckless or criminal acts committed by the employees or agents of Toys-Delaware. Violations of these laws, or allegations of such violations, could disrupt Toys-Delaware’s business, damage its reputation and result in a material adverse effect on its financial condition, results of operations and cash flows.

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
Toys-Delaware relies on its ability to replenish depleted inventory in its stores through deliveries to its distribution centers from vendors and then from the distribution centers or direct ship vendors to its stores by various means of transportation, including shipments by sea, rail, air and truck. Toys-Delaware relies on various third-party vendors to manage services related to the delivery of inventory from distribution centers to our stores. Unexpected delays in those deliveries or increases in transportation costs (including from increased fuel costs) could significantly decrease its ability to make sales and earn profits. In addition, labor shortages or labor disagreements in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect its business.
Product safety issues, including product recalls, could harm Toys-Delaware’s reputation, divert resources, reduce sales and increase costs.
The products Toys-Delaware sells in its stores are subject to regulation by the Federal Consumer Product Safety Commission and similar U.S. state, Canadian and other international regulatory authorities. As a result, such products have been and could be in the future subject to recalls and other remedial actions. Product safety concerns may require Toys-Delaware to voluntarily remove selected products from its stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to Toys-Delaware’s reputation and increased customer service costs, which could have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.
Toys-Delaware’s business exposes it to personal injury and product liability claims which could result in adverse publicity and harm to its brands and its results of operations.
Toys-Delaware is from time to time subject to claims due to the injury of an individual in its stores or on its property. In addition, Toys-Delaware has in the past been subject to product liability claims for the products that it sells. Subject to certain exceptions, Toys-Delaware’s purchase orders generally require the manufacturer to indemnify it against any product liability claims; however, if the manufacturer does not have insurance or becomes insolvent, there is a risk that Toys-Delaware would not be indemnified. Any personal injury or product liability claim made against Toys-Delaware, whether or not it has merit, could be time consuming and costly to defend, result in adverse publicity or damage to Toys-Delaware’s reputation and have an adverse effect on Toys-Delaware’s results of operations.
Adverse litigation judgments or settlements resulting from legal proceedings in which Toys-Delaware may be involved could expose it to monetary damages or limit its ability to operate its business.
Toys-Delaware is involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, government agencies or others. The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against Toys-Delaware, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to Toys-Delaware, Toys-Delaware could be exposed to monetary damages or limits on their ability to operate its business, which could have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.
Toys-Delaware is subject to certain regulatory and legal requirements. If it fails to comply with regulatory or legal requirements, its business and results of operations may be adversely affected.
Toys-Delaware is subject to numerous regulatory and legal requirements. Its policies and procedures are, to the extent applicable, required to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission and the Securities and Exchange Commission (“SEC”). In addition, its business activities require it to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Future legislative and regulatory actions relating to credit cards could also have an adverse impact on Toys-Delaware’s credit card program and its sales. Additionally, Toys-Delaware may be subject to new disclosure and reporting requirements, established under existing or new state or federal laws. Failure to comply with such laws and regulations could adversely affect its operations, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm its business and results of operations.
Toys-Delaware’s business operations could be disrupted if its information technology systems fail to perform adequately or Toys-Delaware is unable to protect the integrity and security of its customers’ information.
Toys-Delaware depends largely upon its information technology systems in the conduct of all aspects of its operations. If Toys-Delaware’s information technology systems fail to perform as anticipated, Toys-Delaware could experience difficulties in virtually any area of its operations, including but not limited to replenishing inventories or in delivering its products to store locations in response to consumer demands. Any of these or other systems-related problems could, in turn, adversely affect Toys-Delaware’s sales and profitability.
Additionally, a compromise of Toys-Delaware’s security systems (or a design flaw in its system environment) could result in unauthorized access to certain personal information about Toys-Delaware’s customers (including credit card information) which could adversely affect its reputation with its customers and others, as well as its operations, and could result in litigation against it or the imposition of penalties. In addition, a security breach could require that it expend significant additional resources related to its information security systems.
Natural disasters, inclement weather, pandemic outbreaks, terrorist acts or disruptive global political events could cause permanent or temporary distribution center or store closures, impair Toys-Delaware’s ability to purchase, receive or replenish inventory or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect Toys-Delaware’s financial performance.
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
Toys-Delaware’s total assets include substantial amounts of property and equipment and goodwill. Toys-Delaware makes certain estimates and projections in connection with impairment analyses for these assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”), and ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”). Toys-Delaware also reviews the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. Toys-Delaware will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require Toys-Delaware to make a number of estimates and projections of future results. If these estimates or projections change, Toys-Delaware may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, Toys-Delaware’s results of operations would be adversely affected.
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
Investment funds or groups advised by or affiliated with the Sponsors currently indirectly control Toys-Delaware through their ownership of approximately 98% of TRU’s voting common stock. As a result, the Sponsors have control over Toys-Delaware’s decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to Toys-Delaware as a company.
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
Toys-Delaware is highly leveraged. As of February 2, 2013, Toys-Delaware’s total long-term indebtedness was $2.6 billion, of which $2.4 billion was secured indebtedness. Toys-Delaware’s substantial indebtedness could have significant consequences, including, among others, the following:

•	increasing its vulnerability to general economic and industry conditions;

•
requiring a substantial portion of its cash flows from operating activities to be dedicated to the payment of principal and interest on its indebtedness, and as a result, reducing its ability to use its cash flows to fund its operations and capital expenditures, capitalize on future business opportunities and expand its business and execute its strategy;

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
Despite Toys-Delaware’s current level of indebtedness, it may still be able to incur substantially more debt. This could further exacerbate the risks to its financial condition described above.
Toys-Delaware may be able to incur additional indebtedness in the future, including under its current secured revolving credit agreement, subject to the restrictions contained in its debt instruments. Although its indentures, credit agreements and the other documents governing its other indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent Toys-Delaware from incurring obligations that do not constitute indebtedness. If new indebtedness is added to its current debt levels, the related risks that it now faces could intensify.
Toys-Delaware may not be able to generate sufficient cash to service all of its indebtedness and/or its obligations, including under the TRU Propco II Master Lease, and may not be able to refinance its indebtedness. If it is unable to do so, it may be forced to take other actions to satisfy its obligations under its indebtedness, its obligations under the TRU Propco II Master Lease and/or other obligations, which may not be successful.
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
If Toys-Delaware’s cash flows and capital resources are insufficient to fund its debt service obligations or it is unable to refinance its indebtedness, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure its indebtedness. These alternative measures may not be successful and may not permit it to meet its scheduled debt service obligations. If Toys-Delaware’s operating results and available cash are insufficient to meet its debt service obligations, it could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. Toys-Delaware may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due. Additionally, in the event of such liquidity problems, Toys-Delaware may become unable to meet its obligations under the TRU Propco II Master Lease which may impact our cash flow and consequently, our ability to meet our obligations under the Secured Notes. If Toys-Delaware was unable to repay amounts when due, the lenders could proceed against the collateral granted to them to secure that indebtedness.
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
TRU is highly leveraged and may need to refinance its debt in the future, which refinancing may not be available.
As of February 2, 2013, total indebtedness of TRU and its subsidiaries (including us) was $5.3 billion, of which $3.2 billion was secured indebtedness. TRU’s existing cash balances and cash flows from operating activities may not be sufficient to fund its projected cash needs. TRU may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund TRU’s cash needs or to refinance or otherwise fund the repayment of its maturing debt could adversely affect its financial condition, results of operations and ability to make payments on its debt. While TRU is not obligated to make payments under the TRU Propco II Master Lease or the Secured Notes, in the event that TRU were to become a debtor in a Bankruptcy Case, a creditor, receiver, conservator or the trustee in such bankruptcy might request a court to order TRU’s assets and liabilities be consolidated with ours or Toys-Delaware’s (including its properties) for the satisfaction of claims of creditors of TRU. We, Toys-Delaware or TRU may become subject to bankruptcy proceedings and in that event our respective rights and obligations may be subject to material modification.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following summarizes our properties as of February 2, 2013:

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
As of May 3, 2013, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
See Note 5 to the Financial Statements entitled “LONG-TERM DEBT” for a description of restrictions on our ability to pay dividends.
We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscal 2012, we made cash distributions of $17 million in dividends. During fiscal 2011, we made cash distributions of $23 million and $4 million in dividends and return of capital, respectively.

ITEM 6.	SELECTED FINANCIAL DATA
Item 6 is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

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
RESULTS OF OPERATIONS provides an analysis of our results of operations for fiscal 2012 compared to fiscal 2011 and fiscal 2011 compared to fiscal 2010. With the exception of fiscal 2012, which includes 53 weeks, all other fiscal years presented include 52 weeks.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2012. This section also refers to Note 9 to our Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
All information in this MD&A is presented on a historical basis and reflects results of continuing operations for all periods presented.
EXECUTIVE OVERVIEW
Our Business
We are a special purpose entity, owned indirectly by TRU, through Toys-Delaware, and formed in July 2005. We own fee and ground leasehold interests in 129 properties in various retail markets throughout the United States. Under the operating company/property company structure, we lease these properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the TRU Propco II Master Lease. For the financial statements for fiscal year ended February 2, 2013 and other information about our master tenant, Toys-Delaware, see Exhibit number 99.1 to this report.
Our primary business operations consist of leasing properties to our affiliate Toys-Delaware, servicing our debt via payments on our debt instruments and, subject to compliance with our debt agreements, distributing cash to our parent companies. Our management does not currently have plans to purchase additional properties. As a result, we do not believe we are subject to risks associated with obtaining financing for individual properties when availability of capital in the marketplace may be limited or may be subject to the overall economic environment. Substantially all of our cash revenues are subject to fixed increases under the TRU Propco II Master Lease which will expire in 2030. Also, interest payments under the senior secured 8.500% notes due fiscal 2017 (the “Secured Notes”) are fixed at 8.500%.

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
Material Trends and Uncertainties
Our primary source of rental revenue and cash flows is derived from the leasing arrangements we have entered into with Toys-Delaware under the TRU Propco II Master Lease which expires in fiscal 2030. We record rental revenue using the straight-line method, which results in recording a consistent rate of revenue over the terms of our lease agreements even when cash rents received increase or decrease over the lease term. Rental payments under the TRU Propco II Master Lease are scheduled to increase by 10% for each property on February 1, 2015, February 1, 2020 and February 1, 2025. Future annual related party base rents may be reduced by payments received from Toys-Delaware by us as a result of an early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by us to a third party. Our largest expense is interest expense; the payment and recording of which is fixed over the term of the Secured Notes.
RESULTS OF OPERATIONS
Fiscal 2012 compared to Fiscal 2011
Net Earnings

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net earnings	$22,529	$22,989	$(460)	(2.0)%
Net earnings decreased by a nominal amount in fiscal 2012 compared to fiscal 2011.
Total Revenues

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Total revenues	$119,856	$119,855	$1	—%
Total revenues remained consistent in fiscal 2012 compared to fiscal 2011.
Depreciation

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Depreciation	$13,641	$12,332	$1,309	10.6%
Depreciation increased by $1.3 million, or 10.6%, to $13.6 million in fiscal 2012 compared to $12.3 million in fiscal 2011. The increase was primarily due to accelerated depreciation for certain properties, which we have committed to exit prior to the end of the useful lives of the assets.
Rental Expense

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Rental expense	$1,592	$3,256	$(1,664)	(51.1)%
Rental expense decreased by $1.7 million, or 51.1%, to $1.6 million in fiscal 2012 compared to $3.3 million in fiscal 2011. The decrease was primarily due to an adjustment to the non-cash straight-line third party rent amounts related to a change in estimated lease terms, as we have committed to exit certain properties early.
Common Area Maintenance Expenses

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Common area maintenance expenses	$12,906	$13,338	$(432)	(3.2)%

Common area maintenance expenses decreased by a nominal amount in fiscal 2012 compared to fiscal 2011. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant Reimbursements, which is a component of Total revenues.
Other Operating Expenses

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Other operating expenses	$1,839	$1,892	$(53)	(2.8)%
Other operating expenses decreased by a nominal amount in fiscal 2012 compared to fiscal 2011.
Interest Expense, Net

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Interest expense, net	$67,349	$66,048	$1,301	2.0%
Interest expense, net increased by $1.3 million, or 2.0%, to $67.3 million in fiscal 2012 compared to $66.0 million in fiscal 2011. The reporting period for fiscal 2012 included 53 weeks compared to 52 weeks for fiscal 2011, which included an additional week of interest expense.
Fiscal 2011 compared to Fiscal 2010
Net Earnings

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net earnings	$22,989	$22,660	$329	1.5%
Net earnings increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Total Revenues

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Total revenues	$119,855	$119,627	$228	0.2%
Total revenues increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Depreciation

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Depreciation	$12,332	$12,133	$199	1.6%
Depreciation increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Rental Expense

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Rental expense	$3,256	$4,232	$(976)	(23.1)%
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
Other Operating Expenses

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Other operating expenses	$1,892	$1,746	$146	8.4%
Other operating expenses increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Interest Expense, Net

($ In thousands)	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense, net	$66,048	$65,987	$61	0.1%
Interest expense, net increased by a nominal amount in fiscal 2011 compared to fiscal 2010.
Liquidity and Capital Resources
Overview
As of February 2, 2013, we were in compliance with all of the covenants related to the Secured Notes.
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund our expected cash flow requirements for the next twelve months.
Cash Flows

(In thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net cash provided by operating activities	$34,889	$26,571	$24,219
Net cash used in financing activities	(16,840)	(27,381)	(27,541)
Net increase (decrease) during period in Cash and cash equivalents	$18,049	$(810)	$(3,322)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2012 was $34.9 million, an increase of $8.3 million compared to fiscal 2011. The increase in cash provided by operating activities was primarily due to an increase in collections of base rent due to the timing of rental payments received as well as a decrease in amounts Due from affiliate, net associated with the timing of real estate taxes and certain tenant reimbursements.
Net cash provided by operating activities for fiscal 2011 was $26.6 million, an increase of $2.4 million compared to fiscal 2010. The increase in cash provided by operating activities was primarily due to two fiscal 2010 items that did not recur in fiscal 2011. The first half of fiscal 2010 included 11 days of incremental interest payments due to the timing of the first interest payment under the Secured Notes totaling $1.9 million as well as $1.3 million in payments related to costs associated with the issuance of the Secured Notes in fiscal 2009. These were partially offset by an increase in amounts Due from affiliate, net associated with higher real estate taxes as well as the timing of certain tenant reimbursements.
Cash Flows Used in Financing Activities
Net cash used in financing activities for fiscal 2012 was $16.8 million, a decrease of $10.5 million compared to fiscal 2011. The decrease in net cash used in financing activities was due to a decrease in Distributions.
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
Debt
Refer to Note 5 to the Financial Statements entitled “LONG-TERM DEBT.” for further details regarding our Secured Notes.
From time to time, we, TRU, its subsidiaries, the Sponsors or their affiliates, may acquire debt or debt securities issued by us in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 8 to the Financial Statements entitled “RELATED PARTY TRANSACTIONS.”
Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, and operating leases related to real estate used in the operation of our business. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of February 2, 2013:

	Payments Due By Period
(In thousands)	Fiscal 2013	Fiscals 2014 & 2015	Fiscals 2016 & 2017	Fiscals 2018 and thereafter	Total
Operating leases (1)	$2,407	$4,328	$3,184	$1,371	$11,290
Long-term debt	—	—	725,000	—	725,000
Interest payments	61,625	123,250	123,250	—	308,125
Total contractual obligations	$64,032	$127,578	$851,434	$1,371	$1,044,415

(1)
Excluded from Operating leases displayed above are approximately $83 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2018 and thereafter.

Obligations under our operating leases in the above table do not include payments for real estate taxes or maintenance and insurance. The following table presents these expenses for fiscals 2012, 2011 and 2010:

(In thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Real estate taxes	$11,090	$11,292	$11,222
Maintenance and insurance	1,694	1,780	1,420
Total	$12,784	$13,072	$12,642
Off-Balance Sheet Arrangements
None.
CRITICAL ACCOUNTING POLICIES
Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Financial Statements.
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
Long-lived Asset Impairment
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances, including the tenant’s intent to exit a property in advance of the TRU Propco II Master Lease term, indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. Our calculation of undiscounted cash flows takes into consideration any termination payments to be received from Toys-Delaware as set forth under the terms of the TRU Propco II Master Lease where Toys-Delaware is required to make a termination payment equal to the excess (if any) of the net present value of the base rent for such Property over the remaining term for such Property, discounted at 10% per annum. If as a result of this evaluation, a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount by which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach.
Revenue Recognition
Base rental revenue is reported on a straight-line basis over the non-cancelable terms of our respective leases. Straight-line rent receivable from affiliate as reported on the Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the TRU Propco II Master Lease. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in Base rents and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which we have no further obligation to the tenant.
Deferred Rent
The difference between recognized rental expense and amounts payable under the leases is recorded as Deferred third party rent liabilities. We recognize operating leases on a straight-line basis over the lease term, which includes renewal options only if those options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty to us. For Ground Lease Locations, we include renewal options in the lease term through the estimated useful life of the owned building located on the property as failure to renew a ground lease during the estimated useful life of the building would result in forgoing an economic benefit given our significant capital investment at the inception of the lease to construct a new building.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which eliminates the option to report other comprehensive income and its components in the Statement of Changes in Stockholder’s Equity and provides entities with two presentation alternatives. As of January 29, 2012, the Company adopted ASU 2011-05 by electing to present items of net earnings and other comprehensive income in two separate consecutive statements (if applicable). The adoption of ASU 2011-05 did not have an impact on our Financial Statements.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. As of January 29, 2012, we adopted ASU 2011-04 and applied this guidance prospectively. The adoption of ASU 2011-04 did not have an impact on our Financial Statements.
Refer to Note 9 to the Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations and their expected impact on the Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not participate in speculative derivative trading.
Interest Rate Exposure
During fiscal 2012, we had only fixed rate debt and had not entered into any derivatives.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Member of
Toys “R” Us Property Company II, LLC:
We have audited the accompanying balance sheets of Toys “R” Us Property Company II, LLC (the “Company”) as of February 2, 2013 and January 28, 2012, and the related statements of operations, changes in member’s deficit, and cash flows for each of the three fiscal years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
New York, New York
May 3, 2013

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Rental revenues:
Base rents	$106,950	$106,517	$106,758
Tenant reimbursements	12,906	13,338	12,869
Total revenues	119,856	119,855	119,627
Depreciation	13,641	12,332	12,133
Rental expense	1,592	3,256	4,232
Common area maintenance expenses	12,906	13,338	12,869
Other operating expenses	1,839	1,892	1,746
Total operating expenses	29,978	30,818	30,980
Operating earnings	89,878	89,037	88,647
Interest expense, net	67,349	66,048	65,987
Net earnings	$22,529	$22,989	$22,660
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
BALANCE SHEETS

(In thousands)	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$27,658	$9,609
Due from affiliate, net	5,097	5,944
Prepaid expenses	1,338	905
Total current assets	34,093	16,458
Real Estate, Net:
Land	169,937	169,937
Buildings, net	159,815	166,181
Property and leasehold improvements, net	38,974	46,249
Total real estate, net	368,726	382,367
Straight-line rent receivable from affiliate	69,974	57,800
Debt issuance costs	17,372	21,055
Total Assets	$490,165	$477,680

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$10,835	$9,934
Real estate taxes payable	5,271	5,668
Deferred related party revenue	7,003	730
Deferred third party rent liabilities	534	—
Other current liabilities	425	481
Total current liabilities	24,068	16,813
Long-term debt	717,989	716,849
Deferred third party rent liabilities	12,821	14,420
Member’s deficit	(264,713)	(270,402)
Total Liabilities and Member’s Deficit	$490,165	$477,680
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Cash Flows from Operating Activities:
Net earnings	$22,529	$22,989	$22,660
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	13,641	12,332	12,133
Amortization and write-off of debt issuance costs	3,683	3,619	3,536
Amortization of original issue discount	1,140	1,028	972
Changes in operating assets and liabilities:
Due from affiliate, net	847	(1,853)	2
Prepaid expenses	(433)	541	(185)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(13,239)	(12,687)	(12,131)
Accrued interest, Real estate taxes payable and Other current liabilities	448	358	(3,011)
Deferred related party revenue	6,273	244	243
Net cash provided by operating activities	34,889	26,571	24,219
Cash Flows from Financing Activities:
Capitalized debt issuance costs	—	—	(919)
Capital contributions	—	—	1,238
Distributions	(16,840)	(27,381)	(27,860)
Net cash used in financing activities	(16,840)	(27,381)	(27,541)
Cash and cash equivalents:
Net increase (decrease) during period	18,049	(810)	(3,322)
Cash and cash equivalents at beginning of period	9,609	10,419	13,741
Cash and cash equivalents at end of period	$27,658	$9,609	$10,419

Supplemental Disclosure of Cash Flow Information:
Interest paid	$61,625	$61,625	$63,508
Non-Cash Financing Information:
Adjustment to the carrying value of net assets previously acquired	$—	$—	$(2,166)
Contribution of properties, net	$—	$—	$784
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

(In thousands)	Member’s Deficit
Balance, January 30, 2010	$(260,666)
Net earnings for the period	22,660
Capital contribution	1,238
Distributions	(27,860)
Adjustment to the carrying value of net assets previously acquired	(2,166)
Contribution of properties, net	784
Balance, January 29, 2011	$(266,010)
Net earnings for the period	22,989
Distributions	(27,381)
Balance, January 28, 2012	$(270,402)
Net earnings for the period	22,529
Distributions	(16,840)
Balance, February 2, 2013	$(264,713)

See Notes to the Financial Statements.

Toys “R” Us Property Company II, LLC
Notes to the Financial Statements
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), a Delaware limited liability company, which was formed in July 2005 as part of a legal reorganization of the businesses of Toys “R” Us, Inc. (“TRU”). TRU, through various subsidiaries, operates or licenses Toys “R” Us and Babies “R” Us stores in the United States and foreign countries and jurisdictions. We are ultimately owned by TRU through our indirect parent, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), to whom we lease or sublease substantially all of our properties and from whom we derive substantially all of our revenues and cash flows. The Company is one reportable segment.
As a result of the reorganization, we received, as contributions from Toys-Delaware and other affiliates, certain properties which we now lease to Toys-Delaware. As the reorganization was between entities under common control, the net assets transferred were recorded at their carrying value.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years ended below:

Fiscal Year	Number of Weeks	Ended
2012	53	February 2, 2013
2011	52	January 28, 2012
2010	52	January 29, 2011
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
Real Estate, Net
We record depreciation using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable, which for buildings is generally 50 years and for buildings on ground leases is the lesser of the lease term or 50 years, and for leasehold improvements is the lesser of the lease term or 25 years.

Impairment of Long-Lived Assets
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances, including the tenant’s intent to exit a property in advance of the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) term, indicate that the carrying value of an asset may not be recoverable, in accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”). This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. Our calculation of undiscounted cash flows takes into consideration any termination payments to be received from Toys-Delaware as set forth under the terms of the TRU Propco II Master Lease where Toys-Delaware is required to make a termination payment equal to the excess (if any) of the net present value of the base rent for such Property over the remaining term for such Property, discounted at 10% per annum. If as a result of this evaluation, a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount by which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach. There were no impairment charges in fiscals 2012, 2011 and 2010.
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
The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. There were no termination payments required to be made during fiscals 2012, 2011 and 2010.
Debt Issuance Costs
We defer debt issuance costs and amortize such costs into Interest expense, net over the term of the related debt facility. Debt issuance costs amortized to Interest expense, net were approximately $4 million for fiscals 2012, 2011 and 2010, respectively. Unamortized amounts at February 2, 2013 and January 28, 2012 were approximately $17 million and $21 million, respectively.
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as Deferred third party rent liabilities. Deferred third party rent liabilities are recorded in our Balance Sheets in the total amount of $13 million and $14 million at February 2, 2013 and January 28, 2012, respectively. Landlord incentives and abatements received are included in Deferred third party rent liabilities and amortized over the term of the lease.
Leases for Lessee only
We lease land used in our operations. We account for our leases under the provisions of ASC Topic 840, “Leases,” which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.
Operating leases are recorded on a straight-line basis over the lease term. At the inception of a lease, we determine the lease term by assuming the exercise of renewal options that are reasonably assured if a significant economic penalty exists for not exercising such options. Renewal options are exercised at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the useful life of buildings and leasehold improvements are limited by the expected lease term. Refer to Note 3 entitled “LEASES” for further details.
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

Income Taxes
No income tax expense or benefit is recognized in the accompanying Financial Statements. We are treated as a disregarded entity for income tax purposes and, accordingly, our taxable income or loss is included in the income tax returns of our owners.
We have calculated the net basis of our assets and liabilities for income tax purposes as if the Company was a stand-alone entity (i.e., on a “Separate Company” basis). The net basis of our assets and liabilities for income tax purposes is approximately $59 million higher than the amount reported in our Financial Statements.
NOTE 2 – REAL ESTATE, NET

(In thousands)	February 2, 2013	January 28, 2012
Land	$169,937	$169,937
Buildings	273,285	273,285
Property and leasehold improvements	132,173	132,173
	575,395	575,395
Less: accumulated depreciation	(206,669)	(193,028)
Total	$368,726	$382,367
Subsequent Event
Subsequent to fiscal 2012, we sold an owned property to an unrelated third party for gross proceeds of approximately $2 million. Additionally, we had an early termination of a ground lease, and had a ground lease expire with an unrelated third party landlord for which we opted not to exercise the renewal option.
NOTE 3 – LEASES
As lessor
Our operations consist of leasing or subleasing properties to our affiliate, Toys-Delaware under a master lease agreement.
In connection with the offering of the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”) on November 20, 2009 described in Note 5 entitled, “LONG-TERM DEBT”, we entered into the TRU Propco II Master Lease with Toys-Delaware under which Toys-Delaware continues to lease properties from us, including properties, which were formerly owned by MPO Holdings, LLC and are now held by TRU Propco II. The term of the TRU Propco II Master Lease was extended through January 31, 2030 except with respect to any property that is ground or space leased from a third party landlord to us with a term expiring prior to such date. Annual net base rents under the TRU Propco II Master Lease are scheduled to increase by 10% on February 1, 2015, February 1, 2020 and February 1, 2025. The TRU Propco II Master Lease continues to require Toys-Delaware to pay real estate taxes and certain other amounts. Future annual related party base rents may be reduced by payments we receive from Toys-Delaware as a result of an early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by us to a third party.
Future base rents to be received under the TRU Propco II Master Lease as of February 2, 2013 are as follows:

(In thousands)	Future Related Party Base Rents
2013	$92,745
2014	92,565
2015	101,441
2016	101,128
2017	100,767
2018 and subsequent	1,354,899
Total	$1,843,545
Leased retail properties under the TRU Propco II Master Lease consist of locations which are owned outright by us (“Owned Locations”) and locations which have buildings that are owned by us and land which is controlled through ground leases with unrelated third parties (“Ground Lease Locations”). For Owned Locations, the TRU Propco II Master Lease contains predetermined fixed escalations of the minimum rentals on February 1, 2015, February 1, 2020 and February 1, 2025. For Ground Lease Locations, the base rents consist of a net lease payment plus the rent on the underlying ground lease. The predetermined fixed escalations are applied separately. The net lease payments have predetermined fixed escalations on

February 1, 2015, February 1, 2020 and February 1, 2025 as agreed to in the TRU Propco II Master Lease. The escalation for the underlying ground leases occurs as provided in the respective lease agreements. For Ground Lease Locations, Toys-Delaware has a unilateral right to have us exercise the renewal option prior to the time the initial underlying lease term expires, so long as the renewed option is exercised prior to expiration of the TRU Propco II Master Lease. Deferred related party revenue was approximately $7 million and $1 million at February 2, 2013 and January 28, 2012, respectively.
The TRU Propco II Master Lease includes early termination options, which can be exercised by Toys-Delaware under specified conditions, including upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
As lessee
Our minimum rental commitments under non-cancelable operating leases to unaffiliated third parties having a term of more than one year as of February 2, 2013 are as follows:

(In thousands)	Future Minimum Rentals (1)
2013	$2,407
2014	2,242
2015	2,086
2016	1,772
2017	1,412
2018 and subsequent	1,371
Total	$11,290

(1)
Excluded from the minimum rental commitments displayed above are approximately $83 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2018 and thereafter.

We record operating leases on a straight-line basis over the lease term, which includes renewal options only if those options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty on us. For Ground Lease Locations, we include renewal options in the lease term through the estimated useful life of the owned building located on the property as failure to renew a ground lease during the estimated useful life of the building would result in forgoing an economic benefit given our significant capital investment at the inception of the lease to construct a new building. Substantially all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised by us under specified conditions, including upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
The difference between recognized rental expense and amounts payable under the leases is recorded as Deferred third party rent liabilities. Deferred third party rent liabilities are recorded in our Balance Sheets in the total amounts of $13 million and $14 million at February 2, 2013 and January 28, 2012, respectively.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
Although we do not currently have material legal proceedings pending against us, we may be subject to various claims and contingencies related to lawsuits and real estate taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 3 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of February 2, 2013.
TRU self-insures a substantial portion of our property insurance risks, in addition to third party insurance coverage. Accordingly, TRU bills Toys-Delaware, which leases our retail properties and is responsible for insuring our properties. As such, any property losses incurred by us would be reimbursed by Toys-Delaware.
NOTE 5 — LONG-TERM DEBT
As of February 2, 2013 and January 28, 2012, the carrying value of our debt was $718 million and $717 million, respectively, with fair values of approximately $767 million and $785 million, respectively. The fair value of our long-term debt was estimated using Level 1 inputs, which represent quoted market prices of our debt instrument.

8.500% senior secured notes, due fiscal 2017 ($718 million at February 2, 2013)
On November 20, 2009, we completed the offering of $725 million aggregate principal amount of senior secured 8.500% notes due fiscal 2017. The Secured Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. Investment funds or accounts advised by affiliates of KKR owned an aggregate of $5 million and $2 million of the Secured Notes as of February 2, 2013 and January 28, 2012, respectively. The Secured Notes are solely our obligation and are not guaranteed by TRU or Toys-Delaware. The Secured Notes are secured by the first priority security interests in all of our existing and future real estate properties and our interest under the TRU Propco II Master Lease between us as landlord and Toys-Delaware as tenant. Fees paid in connection with the sale of the Secured Notes were deferred and expensed over the life of the Secured Notes. At February 2, 2013, debt issuance costs for the Secured Notes were $17 million.
The indenture governing the Secured Notes contains covenants, including, among other things, covenants that restrict our ability to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, or create liens. The indenture governing the Secured Notes also contains covenants that limit the ability of TRU to cause or permit Toys-Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Secured Notes may be redeemed, in whole or in part, at any time prior to December 1, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Secured Notes will be redeemable, in whole or in part, at any time on or after December 1, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, prior to December 1, 2013, during each twelve month period commencing December 1, 2009, we may redeem up to 10% of the aggregate principal amount of the Secured Notes at a redemption price equal to 103% of the principal amount of the Secured Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to TRU or us, we will be required to offer to purchase the Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Commencing on June 1, 2010, interest on the Secured Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year.
NOTE 6 — FAIR VALUE MEASUREMENTS
To determine the fair value of our assets and liabilities, we utilize the established fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy. We had a cash equivalents balance of $20 million at February 2, 2013. At January 28, 2012, we had no cash equivalents.
NOTE 7 — MEMBER’S DEFICIT
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscal 2012, we made cash distributions of $17 million in dividends. During fiscal 2011, we made cash distributions of $23 million and $4 million in dividends and return of capital, respectively. During fiscal 2010, we made cash distributions of $23 million and $5 million in dividends and return of capital, respectively.
During fiscal 2010, we received a capital contribution of approximately $1 million from Giraffe Junior Holdings, LLC.
Additionally, during fiscal 2010, we received a contribution of properties of approximately $1 million from our indirect parent, Toys-Delaware.
As described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” during fiscal 2010, we recorded an approximate $2 million adjustment to the carrying value of net assets previously acquired on the Statement of Changes in Member’s Deficit to correct the initial carrying value of net assets contributed to us as part of the fiscal 2005 reorganization transactions.

NOTE 8 — RELATED PARTY TRANSACTIONS
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2012, 2011 and 2010, we earned related party Base rent revenues of $107 million, $106 million and $107 million, respectively. In addition, we recorded Tenant reimbursements of approximately $13 million during fiscals 2012, 2011 and 2010, respectively, under the TRU Propco II Master Lease. Refer to Note 3 entitled “LEASES” for further details regarding our rental arrangements.
Termination Payments
As discussed in Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”, the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. There were no termination payments required to be made in fiscals 2012, 2011 or 2010.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses in the Statements of Operations. The amount charged to us for these services was approximately $2 million during fiscals 2012, 2011 and 2010, respectively.
Transactions with the Sponsors
Investment funds or accounts advised by KKR owned an aggregate of $5 million and $2 million of the Secured Notes as of February 2, 2013 and January 28, 2012, respectively. See Note 5 entitled “LONG-TERM DEBT” for further details.
Capital contributions
In fiscal 2010, we received a capital contribution of approximately $1 million from Giraffe Junior Holdings, LLC.
Due from affiliate, net
As of February 2, 2013 and January 28, 2012, Due from affiliate, net of $5 million and $6 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on our Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
February 2, 2013

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
BRU Oxnard, CA	—	1,703	2,357	4,060	—	1,703	2,357	4,060	(764)	7/21/2005	0	to	50	YEARS
BRU Van Nuys, CA	—	3,390	2,942	6,332	—	3,390	2,942	6,332	(1,119)	7/21/2005	0	to	50	YEARS
BRU Glendale(Arrowhead), AZ	—	—	4,800	4,800	—	—	4,800	4,800	(1,490)	7/21/2005	0	to	50	YEARS
BRU Tucson, AZ	—	2,660	2,072	4,732	—	2,660	2,072	4,732	(569)	7/21/2005	0	to	50	YEARS
BRU Sterling, VA	—	1,917	2,114	4,031	—	1,917	2,114	4,031	(520)	7/21/2005	0	to	50	YEARS
BRU White Oak, MD	—	1,367	3,529	4,896	—	1,367	3,529	4,896	(799)	7/21/2005	0	to	50	YEARS
BRU Milford, CT	—	2,234	3,164	5,398	—	2,234	3,164	5,398	(702)	7/21/2005	0	to	50	YEARS
BRU Reno, NV	—	1,412	2,063	3,475	—	1,412	2,063	3,475	(433)	7/21/2005	0	to	50	YEARS
BRU Fairview Heights, IL	—	1,072	2,986	4,058	—	1,072	2,986	4,058	(1,106)	7/21/2005	0	to	50	YEARS
BRU Ogden, UT	—	621	2,187	2,808	—	621	2,187	2,808	(852)	7/21/2005	0	to	50	YEARS
BRU Homewood, AL	—	2,596	2,808	5,404	—	2,596	2,808	5,404	(802)	7/21/2005	0	to	50	YEARS
BRU Columbia, SC	—	3,491	1,175	4,666	—	3,491	1,175	4,666	(312)	7/21/2005	0	to	50	YEARS
BRU Orland Park, IL	—	1,620	2,187	3,807	—	1,620	2,187	3,807	(883)	7/21/2005	0	to	50	YEARS
BRU Northville, MI	—	2,052	3,271	5,323	—	2,052	3,271	5,323	(1,269)	7/21/2005	0	to	50	YEARS
BRU Flint, MI	—	31	3,385	3,416	—	31	3,385	3,416	(1,145)	7/21/2005	0	to	50	YEARS
BRU Auburn Hills, MI	—	2,529	2,412	4,941	—	2,529	2,412	4,941	(674)	7/21/2005	0	to	50	YEARS
BRU Fort Wayne, IN	—	1,767	2,164	3,931	—	1,767	2,164	3,931	(556)	7/21/2005	0	to	50	YEARS
BRU Syracuse, NY	—	1,408	3,824	5,232	—	1,408	3,824	5,232	(868)	7/21/2005	0	to	50	YEARS
BRU Merrillville, IN	—	1,029	2,443	3,472	—	1,029	2,443	3,472	(549)	7/21/2005	0	to	50	YEARS
BRU San Antonio(Ingram), TX	—	—	2,085	2,085	—	—	2,085	2,085	(847)	7/21/2005	0	to	50	YEARS
BRU Dublin(Pleasanton), CA	—	21	5,335	5,356	—	21	5,335	5,356	(947)	7/21/2005	0	to	50	YEARS
BRU Modesto, CA	—	916	3,382	4,298	—	916	3,382	4,298	(927)	7/21/2005	0	to	50	YEARS
BRU Tigard, OR	—	25	6,165	6,190	—	25	6,165	6,190	(1,681)	7/21/2005	0	to	50	YEARS
BRU Highland Ranch, CO	—	1,854	2,863	4,717	—	1,854	2,863	4,717	(717)	7/21/2005	0	to	50	YEARS
BRU Vista, CA	—	2,006	2,423	4,429	—	2,006	2,423	4,429	(640)	7/21/2005	0	to	50	YEARS
BRU Madison, WI	—	1,045	1,834	2,879	(186)	1,045	1,648	2,693	(775)	7/21/2005	0	to	50	YEARS
BRU Braintree, MA	—	5,096	1,985	7,081	—	5,096	1,985	7,081	(878)	7/21/2005	0	to	50	YEARS
BRU Springfield, PA	—	6,345	3,927	10,272	—	6,345	3,927	10,272	(829)	7/21/2005	0	to	50	YEARS
BRU Montgomeryville, PA	—	3,709	2,469	6,178	—	3,709	2,469	6,178	(487)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Riverside, CA	—	2,326	4,324	6,650	—	2,326	4,324	6,650	(2,863)	7/21/2005	0	to	50	YEARS
TRU Bell Gardens, CA	—	1,032	3,964	4,996	—	1,032	3,964	4,996	(2,394)	7/21/2005	0	to	50	YEARS
TRU Murrietta, CA	—	1,110	2,468	3,578	—	1,110	2,468	3,578	(1,340)	7/21/2005	0	to	50	YEARS
TRU E. Mesa, AZ	—	1,142	3,142	4,284	—	1,142	3,142	4,284	(1,499)	7/21/2005	0	to	50	YEARS
TRU Mission Viejo, CA	—	3,117	3,280	6,397	—	3,117	3,280	6,397	(1,449)	7/21/2005	0	to	50	YEARS
TRU Reno, NV	—	950	3,044	3,994	—	950	3,044	3,994	(1,936)	7/21/2005	0	to	50	YEARS
TRU Modesto, CA	—	1,141	3,647	4,788	—	1,141	3,647	4,788	(2,200)	7/21/2005	0	to	50	YEARS
TRU Niles, IL	—	532	4,268	4,800	—	532	4,268	4,800	(2,664)	7/21/2005	0	to	50	YEARS
TRU Bloomingdale, IL	—	736	5,015	5,751	—	736	5,015	5,751	(3,007)	7/21/2005	0	to	50	YEARS
TRU Orland Park, IL	—	1,014	4,017	5,031	—	1,014	4,017	5,031	(2,646)	7/21/2005	0	to	50	YEARS
TRU S. Milwaukee, WI	—	215	2,657	2,872	(306)	215	2,351	2,566	(1,611)	7/21/2005	0	to	50	YEARS
TRU Brookfield, WI	—	917	3,079	3,996	—	917	3,079	3,996	(1,949)	7/21/2005	0	to	50	YEARS
TRU Davenport, IA	—	950	2,881	3,831	—	950	2,881	3,831	(1,406)	7/21/2005	0	to	50	YEARS
TRU Racine, WI	—	703	2,679	3,382	—	703	2,679	3,382	(1,460)	7/21/2005	0	to	50	YEARS
TRU Gurnee, IL	—	1,681	2,876	4,557	—	1,681	2,876	4,557	(1,511)	7/21/2005	0	to	50	YEARS
TRU Yonkers, NY	—	1,570	5,867	7,437	—	1,570	5,867	7,437	(3,823)	7/21/2005	0	to	50	YEARS
TRU Toms River, NJ	—	783	4,508	5,291	—	783	4,508	5,291	(2,933)	7/21/2005	0	to	50	YEARS
TRU Nanuet, NY	—	666	4,372	5,038	—	666	4,372	5,038	(2,807)	7/21/2005	0	to	50	YEARS
TRU Milford, CT	—	698	3,762	4,460	—	698	3,762	4,460	(2,377)	7/21/2005	0	to	50	YEARS
TRU Poughkeepsie, NY	—	662	4,578	5,240	—	662	4,578	5,240	(2,559)	7/21/2005	0	to	50	YEARS
TRU Norwalk, CT	—	2,420	5,172	7,592	—	2,420	5,172	7,592	(2,137)	7/21/2005	0	to	50	YEARS
TRU Austin(So), TX	—	967	3,878	4,845	—	967	3,878	4,845	(1,857)	7/21/2005	0	to	50	YEARS
TRU Corpus Christi, TX	—	1,224	2,925	4,149	—	1,224	2,925	4,149	(1,720)	7/21/2005	0	to	50	YEARS
TRU Lafayette, LA	—	1,155	2,514	3,669	—	1,155	2,514	3,669	(1,243)	7/21/2005	0	to	50	YEARS
TRU Mc Allen, TX	—	2,438	2,615	5,053	—	2,438	2,615	5,053	(1,283)	7/21/2005	0	to	50	YEARS
TRU Manchester, NH	—	578	2,867	3,445	—	578	2,867	3,445	(1,836)	7/21/2005	0	to	50	YEARS
TRU Salem, NH	—	2,622	4,027	6,649	—	2,622	4,027	6,649	(2,052)	7/21/2005	0	to	50	YEARS
TRU South Arlington, TX	—	1,819	3,975	5,794	—	1,819	3,975	5,794	(2,329)	7/21/2005	0	to	50	YEARS
TRU Lewisville, TX	—	1,400	2,787	4,187	—	1,400	2,787	4,187	(1,444)	7/21/2005	0	to	50	YEARS
TRU Tigard, OR	—	1,501	3,874	5,375	—	1,501	3,874	5,375	(2,562)	7/21/2005	0	to	50	YEARS
TRU Annapolis, MD	—	5,007	4,176	9,183	—	5,007	4,176	9,183	(2,056)	7/21/2005	0	to	50	YEARS
TRU Winchester, VA	—	4	2,515	2,519	—	4	2,515	2,519	(1,281)	7/21/2005	0	to	50	YEARS
TRU Fredericksburg, VA	—	1,500	1,711	3,211	—	1,500	1,711	3,211	(883)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Norfolk, VA	—	821	3,077	3,898	—	821	3,077	3,898	(2,161)	7/21/2005	0	to	50	YEARS
TRU Golden Ring, MD	—	1,426	3,759	5,185	—	1,426	3,759	5,185	(2,180)	7/21/2005	0	to	50	YEARS
TRU Johnson City, TN	—	1,434	2,552	3,986	—	1,434	2,552	3,986	(1,314)	7/21/2005	0	to	50	YEARS
TRU Cary, NC	—	1,056	2,833	3,889	—	1,056	2,833	3,889	(1,401)	7/21/2005	0	to	50	YEARS
TRU Dadeland, FL	—	3,052	4,426	7,478	—	3,052	4,426	7,478	(2,864)	7/21/2005	0	to	50	YEARS
TRU Orlando III , FL	—	3,550	4,102	7,652	—	3,550	4,102	7,652	(2,167)	7/21/2005	0	to	50	YEARS
TRU Pembroke Pines, FL	—	2,986	3,214	6,200	—	2,986	3,214	6,200	(1,379)	7/21/2005	0	to	50	YEARS
TRU Rivergate, TN	—	1,910	3,042	4,952	—	1,910	3,042	4,952	(2,041)	7/21/2005	0	to	50	YEARS
TRU Greenville, SC	—	1,351	3,698	5,049	—	1,351	3,698	5,049	(3,176)	7/21/2005	0	to	50	YEARS
TRU Birmingham II, AL	—	3,225	3,706	6,931	—	3,225	3,706	6,931	(1,987)	7/21/2005	0	to	50	YEARS
TRU Pineville, NC	—	1,783	2,233	4,016	—	1,783	2,233	4,016	(1,098)	7/21/2005	0	to	50	YEARS
TRU Franklin, TN	—	1,208	2,951	4,159	—	1,208	2,951	4,159	(1,132)	7/21/2005	0	to	50	YEARS
TRU Germantown, TN	—	1,179	2,331	3,510	—	1,179	2,331	3,510	(957)	7/21/2005	0	to	50	YEARS
TRU Castleton, IN	—	559	3,049	3,608	—	559	3,049	3,608	(1,872)	7/21/2005	0	to	50	YEARS
TRU Florence, KY	—	884	2,579	3,463	—	884	2,579	3,463	(1,752)	7/21/2005	0	to	50	YEARS
TRU Southgate, MI	—	218	2,603	2,821	—	218	2,603	2,821	(2,100)	7/21/2005	0	to	50	YEARS
TRU Madison Heights, MI	—	256	4,314	4,570	—	256	4,314	4,570	(2,987)	7/21/2005	0	to	50	YEARS
TRU Sterling Hghts, MI	—	1,395	3,555	4,950	—	1,395	3,555	4,950	(2,310)	7/21/2005	0	to	50	YEARS
TRU Westland, MI	—	752	4,025	4,777	—	752	4,025	4,777	(2,451)	7/21/2005	0	to	50	YEARS
TRU Des Moines, IA	—	824	2,879	3,703	—	824	2,879	3,703	(1,601)	7/21/2005	0	to	50	YEARS
TRU Mid Rivers, MO	—	1,117	3,053	4,170	—	1,117	3,053	4,170	(1,655)	7/21/2005	0	to	50	YEARS
TRU Fairview Hts, IL	—	1,217	3,152	4,369	—	1,217	3,152	4,369	(1,760)	7/21/2005	0	to	50	YEARS
TRU Westminster, CO	—	1,599	3,408	5,007	—	1,599	3,408	5,007	(1,835)	7/21/2005	0	to	50	YEARS
TRU Appleton, WI	—	851	3,062	3,913	—	851	3,062	3,913	(1,442)	7/21/2005	0	to	50	YEARS
TRU Kingston, MA	—	2,671	2,951	5,622	—	2,671	2,951	5,622	(1,544)	7/21/2005	0	to	50	YEARS
TRU Brockton, MA	—	1,205	2,978	4,183	—	1,205	2,978	4,183	(1,575)	7/21/2005	0	to	50	YEARS
TRU No Attlboro, MA	—	2,664	3,857	6,521	—	2,664	3,857	6,521	(1,877)	7/21/2005	0	to	50	YEARS
TRU Colerain, OH	—	673	3,304	3,977	—	673	3,304	3,977	(2,030)	7/21/2005	0	to	50	YEARS
TRU Clermont, OH	—	882	2,836	3,718	—	882	2,836	3,718	(1,845)	7/21/2005	0	to	50	YEARS
TRU Columbus-Hamilton, OH	—	690	2,702	3,392	—	690	2,702	3,392	(1,449)	7/21/2005	0	to	50	YEARS
TRU Miamisburg, OH	—	1,271	3,191	4,462	—	1,271	3,191	4,462	(1,953)	7/21/2005	0	to	50	YEARS
TRU Dublin, OH	—	1,179	2,719	3,898	—	1,179	2,719	3,898	(1,468)	7/21/2005	0	to	50	YEARS
TRU Chapel Hill, OH	—	811	2,805	3,616	—	811	2,805	3,616	(1,685)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Mentor, OH	—	901	3,567	4,468	—	901	3,567	4,468	(2,052)	7/21/2005	0	to	50	YEARS
TRU Elyria, OH	—	716	2,971	3,687	—	716	2,971	3,687	(1,655)	7/21/2005	0	to	50	YEARS
TRU Boardman Twp., OH	—	370	2,508	2,878	—	370	2,508	2,878	(1,374)	7/21/2005	0	to	50	YEARS
TRU Canton Realty, OH	—	724	1,679	2,403	—	724	1,679	2,403	(1,140)	7/21/2005	0	to	50	YEARS
TRU Toledo, OH	—	1,266	3,872	5,138	—	1,266	3,872	5,138	(2,506)	7/21/2005	0	to	50	YEARS
TRU North Toledo, OH	—	549	2,212	2,761	—	549	2,212	2,761	(1,070)	7/21/2005	0	to	50	YEARS
TRU Sandusky, OH	—	956	1,277	2,233	—	956	1,277	2,233	(607)	7/21/2005	0	to	50	YEARS
TRU Allentown, PA	—	1,250	4,706	5,956	—	1,250	4,706	5,956	(2,895)	7/21/2005	0	to	50	YEARS
TRU Wilkes-Barre, PA	—	550	3,579	4,129	—	550	3,579	4,129	(2,247)	7/21/2005	0	to	50	YEARS
TRU Scranton, PA	—	1,372	3,418	4,790	—	1,372	3,418	4,790	(1,951)	7/21/2005	0	to	50	YEARS
TRU King Of Prussia, PA	—	800	4,993	5,793	(4,965)	753	75	828	(74)	7/21/2005	0	to	50	YEARS
TRU York, PA	—	606	2,032	2,638	—	606	2,032	2,638	(1,294)	7/21/2005	0	to	50	YEARS
TRU Oxford Valley, PA	—	780	5,001	5,781	—	780	5,001	5,781	(2,668)	7/21/2005	0	to	50	YEARS
TRU Granite Run, PA	—	1,149	4,499	5,648	—	1,149	4,499	5,648	(2,825)	7/21/2005	0	to	50	YEARS
TRU Williamsport, PA	—	478	1,936	2,414	—	478	1,936	2,414	(752)	7/21/2005	0	to	50	YEARS
TRU Franklin Hills, PA	—	2,364	3,845	6,209	—	2,364	3,845	6,209	(1,882)	7/21/2005	0	to	50	YEARS
TRU Reading, PA	—	3,767	2,305	6,072	1,489	5,058	2,503	7,561	(1,111)	7/21/2005	0	to	50	YEARS
TRU Johnstown, PA	—	765	1,404	2,169	—	765	1,404	2,169	(573)	7/21/2005	0	to	50	YEARS
TRU Erie, PA	—	1,434	4,178	5,612	—	1,434	4,178	5,612	(2,362)	7/21/2005	0	to	50	YEARS
TRU Monroeville, PA	—	2,084	5,140	7,224	—	2,084	5,140	7,224	(2,853)	7/21/2005	0	to	50	YEARS
TRU Center Twp, PA	—	617	4,549	5,166	—	617	4,549	5,166	(2,534)	7/21/2005	0	to	50	YEARS
BRU Everett, MA	—	—	3,806	3,806	—	—	3,806	3,806	(2,042)	7/21/2005	0	to	50	YEARS
BRU Bainbridge, OH	—	—	1,919	1,919	—	—	1,919	1,919	(1,175)	7/21/2005	0	to	50	YEARS
BRU Holland(Toledo),OH	—	—	1,633	1,633	—	—	1,633	1,633	(525)	7/21/2005	0	to	50	YEARS
BRU N. Attleboro, MA	—	—	1,852	1,852	—	—	1,852	1,852	(753)	7/21/2005	0	to	50	YEARS
BRU Reynoldsburg(Columbus),OH	—	—	2,486	2,486	—	—	2,486	2,486	(1,174)	7/21/2005	0	to	50	YEARS
BRU Boardman, OH	—	—	1,312	1,312	—	—	1,312	1,312	(505)	7/21/2005	0	to	50	YEARS
TRU N. Dartmouth, MA	—	—	2,038	2,038	—	—	2,038	2,038	(888)	7/21/2005	0	to	50	YEARS
TRU Beaver Creek, OH	—	—	1,953	1,953	—	—	1,953	1,953	(1,669)	7/21/2005	0	to	50	YEARS
TRU St. Clairsville, OH	—	—	3,544	3,544	—	—	3,544	3,544	(1,898)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 2, 2013
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU North Olmsted, OH	—	—	3,774	3,774	—	—	3,774	3,774	(1,984)	7/21/2005	0	to	50	YEARS
TRU Montrose, OH	—	—	2,184	2,184	—	—	2,184	2,184	(1,133)	7/21/2005	0	to	50	YEARS
TRU Ross Park Mall, PA	—	—	4,652	4,652	—	—	4,652	4,652	(2,715)	7/21/2005	0	to	50	YEARS
TRU Cranberry, PA	—	—	3,085	3,085	—	—	3,085	3,085	(1,478)	7/21/2005	0	to	50	YEARS
TOTAL		$168,693	$410,670	$579,363	$(3,968)	$169,937	$405,458	$575,395	$(206,669)
Reconciliations of gross amount at which assets are carried for the three fiscal years ended 2012, 2011 and 2010 are as follows:

	Fiscal Year (in thousands)
	2012	2011	2010
Balance at beginning of fiscal year	$575,395	$575,395	$577,329
Additions (Deductions) during year:
Cost of real estate sold	—	—	1,464
Asset disposals/retirements (1)	—	—	(3,398)
Balance at close of fiscal year	$575,395	$575,395	$575,395
Reconciliations of accumulated depreciation for the three fiscal years ended 2012, 2011 and 2010 are as follows:

	Fiscal Year (in thousands)
	2012	2011	2010
Balance at beginning of fiscal year	$193,028	$180,696	$171,281
Additions (Deductions) during year:
Accumulated depreciation on real estate sold	—	—	680
Provision for depreciation	13,641	12,332	12,133
Asset disposals/retirements (1)	—	—	(3,398)
Balance at close of fiscal year	$206,669	$193,028	$180,696
(1) Primarily retirement of minor alterations and assets disposed of in connection with store relocations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
We have evaluated, under the supervision and with the participation of our management, including our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this annual report.
Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to accomplish their objectives at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles.
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
Based on this assessment, management concluded that, as of February 2, 2013, our internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to non-accelerated filers, which permit us to provide only management’s report in this Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10 is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Item 11 is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12 is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
TRU Propco II Master Lease
We own fee and ground leasehold interests in 129 properties in the United States (collectively, the “Properties” and each, a “Property”), which we lease on a triple-net basis to Toys-Delaware pursuant to the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). Set forth below are the principal terms of the TRU Propco II Master Lease.
Parties
TRU Propco II, as the “Landlord,” and Toys-Delaware, as the “Tenant.”
Leased properties
129 properties, comprising either fee interests or ground-leased land and the improvements thereon.
Term
The TRU Propco II Master Lease was amended and restated and commenced on November 20, 2009, and will expire on January 31, 2030.
Landlord’s termination right for unimproved portions of properties
The Landlord may terminate the TRU Propco II Master Lease with respect to any unimproved parcels located at a Property with no adjustment in rent; provided (i) the unimproved parcel shall be used for the purpose of erecting, maintaining and operating other structures and improvements not inconsistent with the use of the related Property, and (ii) such termination will not materially adversely affect either the value of the remaining portion of the related Property or the net operating income of the remaining portion of the related Property.
Tenant’s termination rights with respect to an uneconomic property
The Tenant may request a termination of the TRU Propco II Master Lease with respect to a Property if, in the good faith judgment of the Tenant, such Property becomes or imminently will become, and will remain for the foreseeable future, uneconomic or unsuitable for its then primary use. If and when the Landlord (using reasonable, good faith efforts to sell such Property) is able sell the Property at its fair market value (unencumbered by the TRU Propco II Master Lease), the TRU Propco II Master Lease with respect to such Property will terminate and, in addition to its sale proceeds, the Landlord will receive from the Tenant a termination payment equal to the excess (if any) of the net present value of the base rent for such Property over the remaining term for such Property, discounted at 10% per annum, over the sales proceeds for such Property received by the Landlord.
Base rent
The Tenant agreed to pay to the Landlord base rent for the term of the TRU Propco II Master Lease for each Property.
The net base cash rents to be paid by the Tenant to us under the TRU Propco II Master Lease, effective November 20, 2009, increased to approximately $91 million per annum, net of rents due to third parties, subject to 10% increases on February 1, 2015, February 1, 2020 and February 1, 2025. If Tenant requests Landlord to make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property, and Landlord agrees to such request, or if Landlord offers to Tenant that Landlord make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property and Tenant accepts such offer, then the base rent for such Leased Property shall be increased by an amount agreed upon by the parties to reflect a rental increase that would be agreed upon by a landlord and tenant, who are unrelated to one another and dealing with each other on an arm’s length basis, in consideration for such capital improvement or payment by Landlord, taking into account then-market conditions and the terms and conditions of this TRU Propco II Master Lease. For clarity, any making of any request, agreement, offer or acceptance referred to above in this section shall be in the sole discretion of each of Landlord and Tenant.
Base rent is payable monthly in advance. Future base rents increase upon escalation of ground lease rents and the exercise of renewal options based on the terms of the underlying ground leases. Decreases in future base rents will occur upon the reduction of ground lease rents or expiration of the underlying ground lease. Base rent will also be reduced if and when the TRU Propco II Master Lease shall terminate with respect to any individual Property as described above in the immediately preceding section or in – “Casualty and Condemnation” below. See Item 1A. “Risk Factors – Risks Relating to the Company – All of our revenues are generated under the TRU Propco II Master Lease. Unexpected expenses, termination of the TRU Propco II Master Lease, sales of Properties under the TRU Propco II Master Lease or a bankruptcy of the Master Tenant could have a material impact on our financial condition” in this Annual Report on Form 10-K.
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
Net lease; no termination or abatement
Subject to any provision of the TRU Propco II Master Lease which expressly provides otherwise, the base rent and any additional rent payable to the Landlord will be paid net to the Landlord, so that the TRU Propco II Master Lease will, throughout the term, yield to the Landlord the full amount of the base and additional rent payable to the Landlord; the Tenant will not be entitled any abatement, deferment or set-off of rent; and the respective obligations of the Landlord and the Tenant will not be affected by reason of damage to or condemnation of a Property, the interruption or discontinuance of any service or utility servicing a Property, any claim which the Tenant has or might have against the Landlord or by reason of any default or breach of any warranty by the Landlord under the TRU Propco II Master Lease or any other agreement between the Landlord and the Tenant or any of its affiliates, any bankruptcy, insolvency, reorganization, composition, readjustment, liquidation, dissolution, winding up or other proceedings affecting the Landlord or any assignee or transferee of the Landlord, or for any other cause whether similar or dissimilar to any of the foregoing other than a discharge of the Tenant from any such obligations as a matter of law.
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

•
keep the Properties insured for the risks and amounts specified in the TRU Propco II Master Lease or (at the Tenant’s option) in a manner that conforms in all substantial respects to the insurance coverages generally maintained by the Tenant from time to time for other similarly situated properties owned by Tenant, naming the Landlord as an additional insured and loss payee, as applicable;

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

Tenant’s contest rights
The Tenant, at its own expense, may contest by appropriate legal, administrative or other proceeding, promptly initiated and conducted in good faith and with due diligence, the amount or validity or application of any real estate taxes, contractor and supplier claim, lien or encumbrance, legal or insurance requirement and other claims asserted by governmental or third parties that are or would be the Tenant’s obligation under the TRU Propco II Master Lease, and, if permitted by law, the Tenant may withhold its performance and/or any payment otherwise required by the contested matter pending the completion of such contest; provided the following conditions (among others) are satisfied:
(a) no TRU Propco II Master Lease Event of Default (as defined below) has occurred and is continuing, except for a TRU Propco II Master Lease Event of Default caused by the matter being contested;
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
(g) the Tenant shall promptly, upon final determination thereof, pay the amount of any such taxes or liens, together with all costs, interest and penalties which may be payable in connection therewith; and
(h) the Tenant shall respond promptly to any inquiries by the Landlord regarding the status of such contest.
Alterations
The Tenant, at its own expense, may alter, demolish, improve, expand or reduce any Property (each, an “Alteration”) so long as the Alteration is performed in accordance with applicable legal and insurance requirements; no TRU Propco II Master Lease Event of Default (as defined below) shall have occurred and be continuing; if the Alteration, when completed, shall adversely affect the value of the Property, the Tenant must restore the Property no later than the expiration or earlier termination of the TRU Propco II Master Lease to its state prior to such Alteration; the Alteration shall be performed with due diligence in a good and workmanlike manner; and all materials used in connection with any Alteration shall be not less than the standard of quality of the materials generally used at the applicable Property as of the date of the TRU Propco II Master Lease.
Assignment and subletting
The Tenant shall not assign, mortgage or encumber its interest under the TRU Propco II Master Lease, without the Landlord’s consent, except that the Tenant may assign the TRU Propco II Master Lease to an affiliate. In addition, the Tenant may sublet one or more of the Properties and in consideration for a subtenant’s attornment, the Landlord shall provide to such subtenant a non-disturbance agreement on commercially reasonable terms. No assignment or subletting shall release the Tenant from its obligations under the TRU Propco II Master Lease.
Casualty and condemnation
The Tenant shall be obligated to restore any Property affected by a casualty or condemnation, regardless of the amount of insurance proceeds or condemnation award, which shall be paid to the Tenant for use in connection with such restoration, except as described below. Tenant’s base rent obligation shall not abate during such period of restoration. In the case of a condemnation of all or substantially all of a Property, the TRU Propco II Master Lease will terminate with respect to the affected Property. In the case of a casualty affecting more than 50% (by value) of the Property that cannot be restored prior to the last five years of the term of the TRU Propco II Master Lease, or in the case of a condemnation of more than 20% (but less than 50%) of the square footage of a Property that cannot be restored prior to the last five years of the term, or in the case of a casualty or condemnation where Tenant does not have the right to restore the affected Property pursuant to the provisions of the applicable ground lease (if any), the Tenant shall have the right to terminate the TRU Propco II Master Lease in respect of the affected Property and not restore the same, and the Landlord will be entitled to the insurance proceeds and condemnation award (less any portion thereof previously used by Tenant to secure the Property).
TRU Propco II Master Lease Events of Default
The occurrence of any one or more of the following events shall constitute a “TRU Propco II Master Lease Event of Default”:

•	the Tenant fails to pay base rent within five days after the day the same is due and payable and such failure continues for two business days after notice thereof;

•	the Tenant fails to pay any other amount owed under the TRU Propco II Master Lease when due and payable and such default shall continue for 10 days after notice thereof;

•
the Tenant fails to observe or perform any other obligation under the TRU Propco II Master Lease and such failure is not cured within a period of 30 days after receipt of notice from the Landlord, unless such failure is susceptible of cure but cannot reasonably be cured within such 30-day period, in which case, provided the Tenant shall have commenced to cure such failure within such 30-day period and thereafter diligently proceeds to cure the same, such cure period shall be extended for such time as is reasonably necessary for the Tenant in the exercise of due diligence to cure such failure, such additional period not to exceed 90 days; and

•	a voluntary bankruptcy filing by the Tenant, or an involuntary bankruptcy filing in respect of the Tenant that is not dismissed within 90 days after commencement.
Upon the occurrence and continuation of a TRU Propco II Master Lease Event of Default, the Landlord shall be entitled to terminate the TRU Propco II Master Lease, enter the leased premises and re-let the same for the Tenant’s account and seek current and final lease damages.
Indemnification generally and for environmental matters
The Tenant will indemnify the Landlord against all liabilities, claims, damages, costs and reasonable expenses imposed upon or incurred by or asserted against the Landlord by reason of: any accident, injury to or death of persons or loss of or damage to property occurring on or about any Property, any contest of any legal or insurance requirement (regardless whether the same is permitted under the TRU Propco II Master Lease), the release or threat of release of any hazardous materials on, in, or under or affecting any Property or surrounding areas or the material violation of any environmental law relating to or affecting any Property, in each case first occurring prior to the Landlord acquiring possession and control over such Property, except in each case to the extent resulting from the Landlord’s gross negligence or willful misconduct. The Tenant’s indemnification obligations for environmental matters shall terminate with respect to any Property, except to the extent of any claims for such indemnity then pending, five years after the date on which the Landlord’s debt is satisfied in full, or the Landlord shall have first acquired control and possession over such Property, by termination of the TRU Propco II Master Lease or otherwise.
Governing law
The TRU Propco II Master Lease shall be construed with respect to each Property under the substantive laws of the State in which such Property is situated.
Landlord’s right to request a separate lease
If the Landlord conveys or transfers any individual Property, if so requested in writing by the Landlord, the Tenant shall execute a new lease with the new owner of the applicable Property, as landlord, which shall relate solely to the conveyed Property and be for the same term as would otherwise pertain under the TRU Propco II Master Lease, be for the same rent as would otherwise be payable under the TRU Propco II Master Lease with respect to such Property and otherwise generally be on all of the same terms and conditions as set forth in the TRU Propco II Master Lease.
True lease
It is the intent of the Landlord and the Tenant that the TRU Propco II Master Lease shall constitute a “true lease” of the Properties.

Single lease
It is the intent of the Landlord and the Tenant that (except as a separate lease, as described above, shall have been executed) the TRU Propco II Master Lease constitutes a single, integrated and indivisible agreement between the parties for the lease of all parcels constituting the Properties.
Rental Revenues
Our rental revenues are derived from leasing arrangements we have entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among other things, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2012, 2011 and 2010, we earned related party Base rent revenues of $107 million, $106 million and $107 million respectively. In addition, we recorded Tenant reimbursements of $13 million during fiscals 2012, 2011 and 2010, respectively under the TRU Propco II Master Lease with Toys-Delaware.
Termination Payments
The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. There were no termination payments required to be made during fiscals 2012, 2011 and 2010.
Subordination, Non-Disturbance and Attornment Agreement
Concurrently with the execution and delivery of the TRU Propco II Master Lease, the Tenant and the collateral agent executed and delivered a Subordination, Non-Disturbance and Attornment Agreement (the “SNDA”). The SNDA provides that, so long as no Event of Default (as defined in the TRU Propco II Master Lease) exists, the Tenant’s possession of the Properties and its rights under the TRU Propco II Master Lease shall not be disturbed by the collateral agent, and the collateral agent will not join the Tenant as a party defendant in any action or proceeding to foreclose on a mortgaged property, and if the collateral agent or another person acquires one or more of the Properties upon or following a foreclosure on a mortgaged property, then, the Tenant will attorn to and recognize the collateral agent or such other person (as applicable) as the Landlord under the TRU Propco II Master Lease with respect to such Properties.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses in the Statements of Operations. The amount charged to us for these services was approximately $2 million, during fiscals 2012, 2011 and 2010, respectively.
Transactions with the Sponsors
Investment funds or accounts advised by affiliates of Kohlberg Kravis Roberts & Co. L.P., owned $5 million and $2 million of the Secured Notes as of February 2, 2013 and January 28, 2012, respectively. See Note 5 to the Financial Statements entitled “LONG-TERM DEBT” for further details.
Due from Affiliate, Net
As of February 2, 2013 and January 28, 2012, Due from affiliate, net of $5 million and $6 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.
Policy with Respect to Transactions with Related Parties
Pursuant to the indentures of us and Toys-Delaware, we must maintain an arm’s length relationship with any affiliate and may not enter into or be a party to any transaction other than arm’s length transactions, subject to certain exceptions.
Director Independence
Information regarding director independence is omitted as we meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the audit of our Financial Statements for fiscals 2012 and 2011.
Audit Fees
Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively “D&T”) provided professional services to TRU and its consolidated subsidiaries for fiscals 2012 and 2011. A portion of these costs have been allocated to TRU Propco II.
The aggregate fees billed by D&T for professional services rendered for the audit of the annual Financial Statements for fiscals 2012 and 2011 and for the reviews of our Quarterly Reports on Form 10-Q and quarterly financial statements for those fiscal years and for other services rendered during those fiscal years on our behalf were estimated as follows:

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$222,581	$279,000

(1)
For fiscals 2012 and 2011, the audit fees consist of fees for professional services performed in connection with the audit of our annual financial statements and the review of the financial statements included in our 10-Q filings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules
(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.
(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 52 of this Annual Report on Form 10-K. We will furnish to any security holder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such security holder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

By:	/s/ F. Clay Creasey, Jr.
Name:	F. Clay Creasey, Jr.
Title:	President and Chief Financial Officer
Date: May 3, 2013
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated at Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), the Managing Member of Giraffe Holdings, LLC, the Managing Member of Giraffe Junior Holdings, LLC, the Managing Member of Toys “R” Us Property Company II, LLC, such person performing the similar functions of a board of directors of the registrant, on May 3, 2013.

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

4.2	Form of 8.500% Senior Secured Notes due fiscal 2017 (included in Exhibit 4.1).

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on May 3, 2013 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase