Form 10-Q
period 2013-05-04
Toys R Us Property Co II, LLC
filed 2013-06-18
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013 Commission file number 333-168515
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
As of June 18, 2013, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	May 4, 2013	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$53,179	$27,658
Due from affiliate, net	10,829	5,097
Prepaid expenses	1,446	1,338
Total current assets	65,454	34,093
Real Estate, Net:
Land	169,937	169,937
Buildings, net	156,474	159,815
Property and leasehold improvements, net	37,191	38,974
Total real estate, net	363,602	368,726
Straight-line rent receivable from affiliate	73,026	69,974
Debt issuance costs	16,469	17,372
Total Assets	$518,551	$490,165

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$26,241	$10,835
Real estate taxes payable	5,251	5,271
Deferred related party revenue	6,498	7,003
Deferred third party rent liabilities	5	534
Other current liabilities	486	425
Total current liabilities	38,481	24,068
Long-term debt	718,285	717,989
Deferred third party rent liabilities	12,935	12,821
Member’s deficit	(251,150)	(264,713)
Total Liabilities and Member’s Deficit	$518,551	$490,165
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In thousands)	May 4, 2013	April 28, 2012
Rental revenues:
Base rents	$26,692	$26,328
Tenant reimbursements	3,148	3,191
Total revenues	29,840	29,519
Depreciation	2,860	3,002
Rental expense	661	680
Common area maintenance expenses	3,148	3,191
Other operating expenses	416	406
Total operating expenses	7,085	7,279
Operating earnings	22,755	22,240
Interest expense, net	16,596	16,495
Earnings from continuing operations	6,159	5,745
Earnings from discontinued operations	7,404	231
Net earnings	$13,563	$5,976
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In thousands)	May 4, 2013	April 28, 2012
Cash Flows from Operating Activities:
Net earnings	$13,563	$5,976
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	3,894	3,160
Amortization of debt issuance costs	903	904
Amortization of original issue discount	296	269
Gain on sale of real estate	(511)	—
Changes in operating assets and liabilities:
Due from affiliate, net	(5,732)	453
Prepaid expenses	(108)	(457)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(3,467)	(3,104)
Accrued interest, Real estate taxes payable and Other current liabilities	15,447	15,221
Deferred related party revenue	(505)	(227)
Net cash provided by operating activities	23,780	22,195
Cash Flows from Investing Activities:
Proceeds from sale of real estate	1,741	—
Net cash provided by investing activities	1,741	—
Cash and cash equivalents:
Net increase during period	25,521	22,195
Cash and cash equivalents at beginning of period	27,658	9,609
Cash and cash equivalents at end of period	$53,179	$31,804
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member’s Deficit
Balance, January 28, 2012	$(270,402)
Net earnings	5,976
Balance, April 28, 2012	$(264,426)

Balance, February 2, 2013	$(264,713)
Net earnings	13,563
Balance, May 4, 2013	$(251,150)
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
The Condensed Balance Sheets as of May 4, 2013 and February 2, 2013, the Condensed Statements of Operations, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the thirteen weeks ended May 4, 2013 and April 28, 2012, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Balance Sheet at February 2, 2013, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

2. Real estate, net

(In thousands)	May 4, 2013	February 2, 2013
Land	$169,937	$169,937
Buildings	269,122	273,285
Property and leasehold improvements	130,379	132,173
	569,438	575,395
Less: accumulated depreciation	(205,836)	(206,669)
Total	$363,602	$368,726
Subsequent Event
Subsequent to the first quarter fiscal 2013, we sold an owned property to an unrelated third party for gross proceeds of approximately $2 million, resulting in a nominal gain.

3. Discontinued operations
During the thirteen weeks ended May 4, 2013, we sold an owned property to an unrelated third party for gross proceeds of approximately $2 million, resulting in a net gain of less than $1 million. Additionally, we had an early termination of a ground lease, and had a ground lease expire with an unrelated third party landlord for which we opted not to exercise the renewal option. The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. As per the terms of the TRU Propco II Master Lease, we recorded termination payments of approximately $7 million during the thirteen weeks ended May 4, 2013 in Earnings from discontinued operations on the Condensed Statement of Operations. Termination payments are included in Cash Flows from Operating Activities.

During the thirteen weeks ended April 28, 2012, we sold no properties and had no leases expire with unrelated third party landlords.
We reported the operating results for these properties as Earnings from discontinued operations on the Condensed Statements of Operations for the thirteen weeks ended May 4, 2013 and April 28, 2012. The operating results for these properties classified as discontinued operations were derived from our historical financial information and have been segregated from continuing operations and reported separately on the Condensed Statements of Operations for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. These amounts have been summarized below:

	13 Weeks Ended
(In thousands)	May 4, 2013	April 28, 2012
Total revenues (1)	$7,490	$390
Earnings from discontinued operations	$7,404	$231
(1) Includes termination payments from Toys-Delaware.

4. Long-term debt
As of May 4, 2013 and February 2, 2013, the carrying value of our debt was $718 million, respectively, with fair values of approximately $778 million and $767 million, respectively. The fair value of our long-term debt was estimated using Level 1 inputs, which represent quoted market prices of our debt instrument.

5. Fair value measurements
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
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy. We had cash equivalents of approximately $53 million and $20 million at May 4, 2013 and February 2, 2013, respectively.

6. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the thirteen weeks ended May 4, 2013 and April 28, 2012, we did not make any cash distributions.

7. Related party transactions
Rental Revenues
Our Rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During each of the thirteen weeks ended May 4, 2013 and April 28, 2012, we earned related party Base rent revenues of approximately $27 million. In addition, we recorded Tenant reimbursements of approximately $3 million under our leasing arrangements with Toys-Delaware during each of the thirteen weeks ended May 4, 2013 and April 28, 2012.
Termination Payments
As discussed in Note 3 entitled “Discontinued operations”, the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by us to a third party if the proceeds from the sale are less than the net present value of the base rent for such property over the remaining term for such property, discounted at 10% per annum. We recorded termination payments of approximately $7 million for the thirteen weeks ended May 4, 2013 and no termination payments for the thirteen weeks ended April 28, 2012, in Earnings from discontinued operations on the Condensed Statements of Operations.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses on the Condensed Statements of Operations. During each of the thirteen weeks ended May 4, 2013 and April 28, 2012, the amounts charged to us for these services were less than $1 million.
Due from affiliate, net
As of May 4, 2013 and February 2, 2013, Due from affiliate, net of $11 million and $5 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware. The Due from affiliate, net balance as of May 4, 2013 includes termination payments due from Toys-Delaware of approximately $6 million.
Subsequent Event
Subsequent to the first quarter fiscal 2013, we received $6 million from Toys-Delaware for the termination payments receivable recorded in Due from affiliate, net at May 4, 2013.

8. Recent accounting pronouncements
In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 is not expected to have a material impact on our Condensed Financial Statements.
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on our Condensed Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and Condensed Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We are a special purpose entity owned indirectly by Toys “R” Us, Inc. (“TRU”), through Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) and formed in July 2005. We own fee and ground leasehold interests in 126 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.

Results of Operations
Earnings from Continuing Operations

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Earnings from continuing operations	$6,159	$5,745	$414	7.2%
Earnings from continuing operations increased to $6.2 million for the thirteen weeks ended May 4, 2013, compared to $5.7 million for the thirteen weeks ended April 28, 2012.

Total Revenues

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Total revenues	$29,840	$29,519	$321	1.1%
Total revenues increased to $29.8 million for the thirteen weeks ended May 4, 2013, compared to $29.5 million for the thirteen weeks ended April 28, 2012.

Depreciation

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Depreciation	$2,860	$3,002	$(142)	(4.7)%
Depreciation decreased to $2.9 million for the thirteen weeks ended May 4, 2013, compared to $3.0 million for the thirteen weeks ended April 28, 2012. The decrease was primarily due to prior year accelerated depreciation for certain properties, which we have committed to exit prior to the end of the useful lives of the assets.

Rental Expense

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Rental expense	$661	$680	$(19)	(2.8)%
Rental expense decreased by a nominal amount for the thirteen weeks ended May 4, 2013, compared to the same period last year.

Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Common area maintenance expenses	$3,148	$3,191	$(43)	(1.3)%
Common area maintenance expenses decreased by a nominal amount for the thirteen weeks ended May 4, 2013, compared to the same period last year. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Other operating expenses	$416	$406	$10	2.5%
Other operating expenses increased by a nominal amount for the thirteen weeks ended May 4, 2013, compared to the same period last year.

Interest Expense, Net

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Interest expense, net	$16,596	$16,495	$101	0.6%
Interest expense, net increased by a nominal amount for the thirteen weeks ended May 4, 2013, compared to the same period last year.

Earnings from Discontinued Operations

	13 Weeks Ended
($ In thousands)	May 4, 2013	April 28, 2012	$ Change	% Change
Earnings from discontinued operations	$7,404	$231	$7,173	3,105.2%
Earnings from discontinued operations increased to $7.4 million for the thirteen weeks ended May 4, 2013, compared to $0.2 million for the thirteen weeks ended April 28, 2012. The increase was primarily due to termination payments of approximately $7.4 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for two early lease terminations and one property sold.

Liquidity and Capital Resources
Overview
As of May 4, 2013, we were in compliance with all of the covenants related to the 8.50% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of May 4, 2013.

We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	13 Weeks Ended
(In thousands)	May 4, 2013	April 28, 2012	Change
Net cash provided by operating activities	$23,780	$22,195	$1,585
Net cash provided by investing activities	1,741	—	1,741
Net increase during period in cash and cash equivalents	$25,521	$22,195	$3,326
Cash Flows Provided by Operating Activities
During the thirteen weeks ended May 4, 2013, net cash provided by operating activities was $23.8 million, compared to $22.2 million for the thirteen weeks ended April 28, 2012. The increase in cash provided by operating activities was primarily due to a termination payment received from Toys-Delaware as required under the TRU Propco II Master Lease of approximately $1.6 million.
Cash Flows Provided by Investing Activities
During the thirteen weeks ended May 4, 2013, net cash provided by investing activities was $1.7 million. The net cash provided by investing activities was due to proceeds received from the sale of real estate of $1.7 million.

Debt
Refer to the Annual Report on Form 10-K and Note 4 to the Condensed Financial Statements entitled “Long-term debt” for further details regarding our debt.

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, for details on our contractual obligations and commitments.

Critical Accounting Policies
Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended February 2, 2013, for a discussion of critical accounting policies.

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
These statements are subject to risks, uncertainties, and other factors, including, among others, the seasonality of Toys-Delaware’s business, competition in the retail industry, changes in Toys-Delaware's product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, Toys-Delaware's ability to implement its strategy, the availability of adequate financing to us, Toys-Delaware and TRU, access to trade credit, changes in consumer preferences, Toys-Delaware's dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware's international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware's stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware's business, Toys-Delaware's and TRU's respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on May 3, 2013 and in our reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patters and these buying patters are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission's rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no change in our exposure to market risk during the thirteen weeks ended May 4, 2013. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: June 18, 2013	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen weeks ended May 4, 2013 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on June 18, 2013 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document