Form 10-Q
period 2013-08-03
Toys R Us Property Co II, LLC
filed 2013-09-17
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013 Commission file number 333-168515
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
As of September 17, 2013, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	August 3, 2013	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$50,100	$27,658
Due from affiliate, net	4,941	5,097
Prepaid expenses	863	1,338
Total current assets	55,904	34,093
Real Estate, Net:
Land	168,273	169,937
Buildings, net	154,590	159,815
Property and leasehold improvements, net	35,654	38,974
Total real estate, net	358,517	368,726
Straight-line rent receivable from affiliate	76,127	69,974
Debt issuance costs	15,565	17,372
Total Assets	$506,113	$490,165

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$10,776	$10,835
Real estate taxes payable	5,314	5,271
Deferred related party revenue	6,690	7,003
Deferred third party rent liabilities	4	534
Other current liabilities	447	425
Total current liabilities	23,231	24,068
Long-term debt	718,587	717,989
Deferred third party rent liabilities	13,052	12,821
Member’s deficit	(248,757)	(264,713)
Total Liabilities and Member’s Deficit	$506,113	$490,165
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Rental revenues:
Base rents	$25,815	$25,925	$52,392	$52,211
Tenant reimbursements	3,207	3,075	6,340	6,252
Total revenues	29,022	29,000	58,732	58,463
Depreciation	2,928	2,852	5,758	5,701
Rental expense	678	676	1,339	1,356
Common area maintenance expenses	3,207	3,075	6,340	6,252
Other operating expenses	435	441	851	847
Total operating expenses	7,248	7,044	14,288	14,156
Operating earnings	21,774	21,956	44,444	44,307
Interest expense, net	16,545	16,502	33,141	32,997
Earnings from continuing operations	5,229	5,454	11,303	11,310
Earnings from discontinued operations	4,398	102	11,887	222
Net earnings	$9,627	$5,556	$23,190	$11,532
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In thousands)	August 3, 2013	July 28, 2012
Cash Flows from Operating Activities:
Net earnings	$23,190	$11,532
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	6,823	6,340
Amortization of debt issuance costs	1,807	1,807
Amortization of original issue discount	598	546
Gain on sale of real estate	(547)	—
Changes in operating assets and liabilities:
Due from affiliate, net	156	(352)
Prepaid expenses	475	335
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(6,452)	(6,278)
Accrued interest, Real estate taxes payable and Other current liabilities	6	(319)
Deferred related party revenue	(313)	—
Net cash provided by operating activities	25,743	13,611
Cash Flows from Investing Activities:
Proceeds from sale of real estate	3,933	—
Net cash provided by investing activities	3,933	—
Cash Flows from Financing Activities:
Distributions	(7,234)	(10,153)
Net cash used in financing activities	(7,234)	(10,153)
Cash and cash equivalents:
Net increase during period	22,442	3,458
Cash and cash equivalents at beginning of period	27,658	9,609
Cash and cash equivalents at end of period	$50,100	$13,067
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member’s Deficit
Balance, January 28, 2012	$(270,402)
Net earnings	11,532
Distributions	(10,153)
Balance, July 28, 2012	$(269,023)

Balance, February 2, 2013	$(264,713)
Net earnings	23,190
Distributions	(7,234)
Balance, August 3, 2013	$(248,757)
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
The Condensed Balance Sheets as of August 3, 2013 and February 2, 2013, the Condensed Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the twenty-six weeks ended August 3, 2013 and July 28, 2012, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Balance Sheet at February 2, 2013, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

2. Real estate, net

(In thousands)	August 3, 2013	February 2, 2013
Land	$168,273	$169,937
Buildings	267,383	273,285
Property and leasehold improvements	128,420	132,173
	564,076	575,395
Less: accumulated depreciation	(205,559)	(206,669)
Total	$358,517	$368,726

3. Discontinued operations
During the thirteen weeks ended August 3, 2013, we sold an owned property and a non-operating parcel to unrelated third parties for proceeds of $2 million, resulting in a nominal gain. During the twenty-six weeks ended August 3, 2013, we sold two owned properties and a non-operating parcel to unrelated third parties for proceeds of $4 million, resulting in a net gain of $1 million. Additionally, we had an early termination of a ground lease and had a ground lease expire with an unrelated third party landlord for which we opted not to exercise the renewal option. The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. As per the terms of the TRU Propco II Master Lease, we recorded termination payments of $5 million and $12 million for the thirteen and twenty-six weeks ended August 3, 2013 in Earnings from discontinued operations on the Condensed Statements of Operations. Termination payments are included in Cash Flows from Operating Activities.
During the thirteen and twenty-six weeks ended July 28, 2012, we sold no properties and had no leases expire with unrelated third party landlords.

We reported the operating results for these properties as Earnings from discontinued operations on the Condensed Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012. The operating results for these properties classified as discontinued operations were derived from our historical financial information and have been segregated from continuing operations and reported separately on the Condensed Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. These amounts have been summarized below:

	13 Weeks Ended
(In thousands)	August 3, 2013	July 28, 2012
Total revenues (1)	$4,349	$477
Earnings from discontinued operations	$4,398	$102

	26 Weeks Ended
(In thousands)	August 3, 2013	July 28, 2012
Total revenues (1)	$11,968	$923
Earnings from discontinued operations	$11,887	$222
(1) Includes termination payments from Toys-Delaware.

4. Long-term debt
As of August 3, 2013 and February 2, 2013, the carrying value of our debt was $719 million and $718 million, respectively, with a fair value of $767 million, respectively. The fair value of our long-term debt was estimated using Level 1 inputs, which represent quoted market prices of our debt instrument.

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
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy. We had cash equivalents of $42 million and $20 million at August 3, 2013 and February 2, 2013, respectively.

6. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the twenty-six weeks ended August 3, 2013 and July 28, 2012, we made cash distributions of $7 million and $10 million, respectively, in dividends.

7. Related party transactions
Rental Revenues
Our Rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended August 3, 2013 and July 28, 2012, we earned related party Base rent revenues of $25 million and $26 million, respectively. During the twenty-six weeks ended August 3, 2013 and July 28, 2012, we earned related party Base rent revenues of $52 million and $53 million, respectively. In addition, we recorded Tenant reimbursements of $3 million under our leasing arrangements with Toys-Delaware during each of the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. During the twenty-six weeks ended August 3, 2013 and July 28, 2012, we recorded Tenant reimbursements of $6 million, respectively.

Termination Payments
As discussed in Note 3 entitled “Discontinued operations”, the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $5 million and $12 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, in Earnings from discontinued operations on the Condensed Statements of Operations. We did not record any termination payments for the thirteen and twenty-six weeks ended July 28, 2012.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses on the Condensed Statements of Operations. During each of the thirteen weeks ended August 3, 2013 and July 28, 2012, the amounts charged to us for these services were less than $1 million. During each of the twenty-six weeks ended August 3, 2013 and July 28, 2012, the amounts charged to us for these services were $1 million.
Due from affiliate, net
As of August 3, 2013 and February 2, 2013, Due from affiliate, net of $5 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

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

Our Business
We are a special purpose entity owned indirectly by Toys “R” Us, Inc. (“TRU”), through Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) and formed in July 2005. We own fee and ground leasehold interests in 125 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.

Results of Operations
Earnings from Continuing Operations

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012	$ Change	% Change
Earnings from continuing operations	$5,229	$5,454	$(225)	(4.1)%	$11,303	$11,310	$(7)	(0.1)%
Earnings from continuing operations decreased to $5.2 million for the thirteen weeks ended August 3, 2013, compared to $5.5 million for the the thirteen weeks ended July 28, 2012.
Earnings from continuing operations decreased by a nominal amount for the twenty-six weeks ended August 3, 2013, compared to to the same period last year.

Total Revenues

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012	$ Change	% Change
Total revenues	$29,022	$29,000	$22	0.1%	$58,732	$58,463	$269	0.5%
Total revenues increased by a nominal amount for the thirteen and twenty-six weeks ended August 3, 2013, compared to the same periods last year.

Depreciation

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012	$ Change	% Change
Depreciation	$2,928	$2,852	$76	2.7%	$5,758	$5,701	$57	1.0%
Depreciation increased by a nominal amount for the thirteen and twenty-six weeks ended August 3, 2013, compared to the same periods last year.

Rental Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012	$ Change	% Change
Rental expense	$678	$676	$2	0.3%	$1,339	$1,356	$(17)	(1.3)%
Rental expense remained relatively consistent for the thirteen and twenty-six ended August 3, 2013, compared to the same periods last year.

Common Area Maintenance Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012	$ Change	% Change
Common area maintenance expenses	$3,207	$3,075	$132	4.3%	$6,340	$6,252	$88	1.4%
Common area maintenance expenses increased by a nominal amount for the thirteen and twenty-six weeks ended August 3, 2013, compared to the same periods last year. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012	$ Change	% Change
Other operating expenses	$435	$441	$(6)	(1.4)%	$851	$847	$4	0.5%
Other operating expenses remained relatively consistent for the thirteen and twenty-six weeks ended August 3, 2013, compared to the same periods last year.

Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012	$ Change	% Change
Interest expense, net	$16,545	$16,502	$43	0.3%	$33,141	$32,997	$144	0.4%
Interest expense, net increased by a nominal amount for the thirteen and twenty-six weeks ended August 3, 2013, compared to the same periods last year.

Earnings from Discontinued Operations

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012	$ Change	% Change
Earnings from discontinued operations	$4,398	$102	$4,296	4,211.8%	$11,887	$222	$11,665	5,254.5%
Earnings from discontinued operations increased to $4.4 million for the thirteen weeks ended August 3, 2013, compared to $0.1 million for the thirteen weeks ended July 28, 2012. The increase was primarily due to a termination payment of $4.4 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for one property sold.
Earnings from discontinued operations increased to $11.9 million for the twenty-six weeks ended August 3, 2013, compared to $0.2 million for the thirteen weeks ended July 28, 2012. The increase was primarily due to termination payments of $11.8 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for two lease terminations and two properties sold.

Liquidity and Capital Resources
Overview
As of August 3, 2013, we were in compliance with all of the covenants related to the 8.50% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of August 3, 2013.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for the next twelve months.
Cash Flows

	26 Weeks Ended
(In thousands)	August 3, 2013	July 28, 2012	Change
Net cash provided by operating activities	$25,743	$13,611	$12,132
Net cash provided by investing activities	3,933	—	3,933
Net cash used in financing activities	(7,234)	(10,153)	2,919
Net increase during period in cash and cash equivalents	$22,442	$3,458	$18,984
Cash Flows Provided by Operating Activities
During the twenty-six weeks ended August 3, 2013, net cash provided by operating activities was $25.7 million, compared to $13.6 million for the twenty-six weeks ended July 28, 2012. The increase in cash provided by operating activities was primarily due to termination payments received from Toys-Delaware as required under the TRU Propco II Master Lease of $11.8 million.
Cash Flows Provided by Investing Activities
During the twenty-six weeks ended August 3, 2013, net cash provided by investing activities was $3.9 million due to proceeds received from the sale of real estate.
Cash Flows Used in Financing Activities
During the twenty-six weeks ended August 3, 2013, net cash used in financing activities was $7.2 million, compared to $10.2 million for the twenty-six weeks ended July 28, 2012. The decrease in cash used in financing activities was primarily due to a decline in Distributions.

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
There has been no change in our exposure to market risk during the twenty-six weeks ended August 3, 2013. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: September 17, 2013	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and twenty-six weeks ended August 3, 2013 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on September 17, 2013 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document