Form 10-K
period 2014-02-01
Toys R Us Property Co II, LLC
filed 2014-05-02
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014 Commission file number 333-168515
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
None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒    No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐
(Note: As a voluntary filer not subject to the filing requirements of Section 13(a) or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13(a) or 15(d) of the Exchange Act during the preceding 12 months as if the registrant were subject to such filing requirements.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 2, 2014, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
Toys “R” Us Property Company II, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.
These statements are subject to risks, uncertainties, and other factors, including, among others, the seasonality of Toys “R” Us - Delaware, Inc.’s (“Toys-Delaware”) business, competition in the retail industry, changes in Toys-Delaware’s product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, Toys-Delaware’s ability to implement its strategy including implementing initiatives for season, the availability of adequate financing to us, Toys-Delaware and Toys “R” Us, Inc. (“TRU”), access to trade credit, changes in consumer preferences, changes in employment legislation, Toys-Delaware’s dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware’s international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware’s stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware’s business, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

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
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2013 ended February 1, 2014; fiscal 2012 ended February 2, 2013; and fiscal 2011 ended January 28, 2012. With the exception of fiscal 2012, which includes 53 weeks, all other fiscal years presented are based on 52 week periods. References to fiscals 2013, 2012 and 2011 are to our fiscal years unless otherwise specified.
Our Business
We are a special purpose entity owned indirectly by TRU, through Toys-Delaware, and formed in July 2005. We own fee and ground leasehold interests in 125 properties in various retail markets throughout the United States (collectively, the “Properties” and each, a “Property”). We lease these Properties on a triple-net basis under a master lease to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For the financial statements for fiscal year ended February 1, 2014 and other information about our master tenant, Toys-Delaware (“Master Tenant”), see Exhibit 99.1 to this report.
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
As of February 1, 2014, we owned fee and ground leasehold interests in 125 properties domestically, which include the following:

•
69 traditional toy stores, which typically range in size from 30,000 to 50,000 square feet and devote 5,000 square feet to boutique areas for juvenile (including baby) products (Babies “R” Us Express and Juvenile Expansion formats devote an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•	33 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote 3,000 square feet to traditional toy products; and

•
23 side-by-side stores, which typically range in size from 30,000 to 50,000 square feet and devote 20,000 to 30,000 square feet to traditional toy products and 10,000 to 20,000 square feet to juvenile (including baby) products.

The Properties are important to the operations of Toys-Delaware, generating $1.0 billion of U.S. store revenues, which represented approximately 13% of Toys-Delaware’s total U.S. store revenues for the fiscal year ended February 1, 2014. In the opinion of management, the Properties are adequately covered by insurance. Certain of the Properties are subject to customary encumbrances, such as ground leases, rights of first offer or refusal, third-party purchase rights, continuous-operations covenants and use restrictions.
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

Geographic Distribution of Properties
The following table sets forth the locations of the Properties as of February 1, 2014:

Location	Number of Properties
Alabama	2
Arizona	3
California	10
Colorado	2
Connecticut	3
Florida	3
Illinois	7
Indiana	3
Iowa	2
Kentucky	1
Louisiana	1
Maryland	3
Massachusetts	7
Michigan	7
Missouri	1
Nevada	2
New Hampshire	2
New Jersey	1
New York	4
North Carolina	2
Ohio	19
Oregon	2
Pennsylvania	18
South Carolina	1
Tennessee	4
Texas	5
Utah	1
Virginia	4
Wisconsin	5
Total	125
The TRU Propco II Master Lease
The net base cash rents to be paid by the Master Tenant to us under the TRU Propco II Master Lease, effective November 20, 2009, increased to approximately $91 million per annum, net of rents due to third parties. As of February 1, 2014, the base rents to be paid by Toys-Delaware were approximately $89 million per annum, reduced for lease terminations and properties sold. The rental payments are subject to 10% increases on February 1, 2015, February 1, 2020 and February 1, 2025. For a more detailed description of the TRU Propco II Master Lease, see Note 4 to the Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.
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
We were organized solely to acquire, own, hold, sell, assign, transfer, operate, lease and otherwise deal with real estate properties, and to exercise all powers enumerated in the Delaware Limited Liability Company Act relating thereto. We are not permitted to own any asset or property other than our interest in the Properties or other real property and incidental personal property. Further, subject to certain exceptions, we must maintain an arm’s length relationship with any affiliate, and not enter into or be a party to any transaction other than arm’s length transactions. In addition, our organizational documents place certain restrictions on our ability to institute bankruptcy proceedings, liquidate, dissolve, consolidate or merge. No assurance can be given that we will not file for bankruptcy protection or that our creditors will not initiate a bankruptcy or similar proceeding against us. See Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K for further details.
Employees
As of February 1, 2014, we employed no individuals. Pursuant to the domestic services agreement and the TRU Propco II Master Lease, Toys-Delaware provides us with services to operate our Properties, including paying all costs and expenses arising in connection with the ownership, operation, lease, use, maintenance and repair of the Properties.
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
The TRU Propco II Master Lease provides the only source of our revenue. The TRU Propco II Master Lease is a triple-net lease whereby Toys-Delaware, as tenant, is obligated to pay most operating costs with respect to the Properties. However, if we have unexpected expenses not covered by the TRU Propco II Master Lease, our net cash flow could be adversely affected. Toys-Delaware’s failure to make payments under the TRU Propco II Master Lease would have a material adverse effect on our financial condition.
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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in market rents or property values. If we cannot operate the Properties to meet our financial expectations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be materially adversely affected.
We lease, rather than own, a portion of the Properties and the leasing of such Properties exposes us to possible liabilities and losses.
Of our 125 Properties, 11 are leased from third parties where we have a leasehold interest via a ground lease. Substantially all of these leases include options that allow us to renew or extend the lease term beyond the initial lease period at rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease. As a result, we may be committed to pay rents at above market rental rates for certain of the Properties now and in the future.
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
The Properties are concentrated in certain states and a downturn in such states could have a material adverse effect on us.
Toys-Delaware’s ability to make payments under the TRU Propco II Master Lease and the market value of the Properties could be materially adversely affected by economic conditions generally or in states where the Properties are located, conditions in the real estate markets where the Properties are located, changes in governmental rules and fiscal policies, acts of nature, including earthquakes, floods and hurricanes (which may result in uninsured losses), and other factors which are beyond our control. The Properties are located in 29 states. The economy of any state in which a Property is located may be adversely affected to a greater degree than that of other areas of the country by certain developments affecting industries concentrated in such state or region. Moreover, in recent periods, several regions have experienced significant downturns in the market value of real estate. Significant percentages of the Properties are located in Ohio (19 Properties, or 15% of the Properties); Pennsylvania (18 Properties, or 14% of the Properties); California (10 Properties, or 8% of the Properties); and Illinois, Massachusetts and Michigan (7 Properties in each of these states, or 6% of the Properties).
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
Toys-Delaware’s business is highly seasonal. During fiscals 2013, 2012 and 2011, 42%, 43% and 43%, respectively, of Toys-Delaware’s Total revenues were generated in the fourth quarter. Toys-Delaware typically incurs net losses in each of the first three quarters of the year, with a substantial portion of its earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013, which resulted in a net loss. As a result, Toys-Delaware depends significantly upon the fourth quarter holiday selling season. If Toys-Delaware achieves less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, it may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Its results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of Toys-Delaware’s seasonal sales means that its operating results could be materially adversely affected if it achieves less than satisfactory sales prior to or during the holiday season, including as a result of natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events prior to or during the holiday season, as described below.
Toys-Delaware’s industry is highly competitive and competitive conditions may materially adversely affect its revenues and overall profitability.
The retail industry is highly and increasingly competitive and Toys-Delaware’s results of operations are sensitive to, and may be materially adversely affected by competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings, growth of e-commerce competitors and other factors. As a specialty retailer that primarily focuses on toys and juvenile products, Toys-Delaware competes with discount and mass merchandisers, such as Walmart and Target, national and regional chains and department stores, as well as local retailers in the markets Toys-Delaware serves. Toys-Delaware also competes with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses, such as Amazon. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. Toys-Delaware believes that some of its competitors in the toy market and juvenile products market, as well as in the other markets in which it competes, have a larger market share than its market share. In addition, some of its competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than Toys-Delaware does.
Much of the merchandise Toys-Delaware sells is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Toys-Delaware’s business is vulnerable to shifts in demand and pricing, as well as consumer preferences.
Toys-Delaware may be vulnerable to competitive pressures from e-commerce activity in the market, both as they may impact its own e-commerce business, and as they may impact the operating results and investment values of its existing physical stores. The Internet provides greater price transparency of its merchandise that is widely available to customers. Toys-Delaware’s “Price Match Guarantee” may lead to reduced margins as a result of intense price competition, especially during the holiday selling season. In addition, sales of video games have been impacted by a shift to sales in channels other than traditional retail stores, including direct online distribution to customers through download or cloud play, which eliminates the need for a retailer. Also, competitors’ recent launches of subscription models for diapers, formula, and other commodities eliminate the need for a customer to visit Toys-Delaware’s stores or e-commerce websites. Toys-Delaware believes that this e-commerce activity has adversely affected its sales and profitability, and any increase in the proportion of its customers’ purchases via the Internet could materially adversely affect its sales and profitability from physical stores.
The baby registry market is highly competitive, based on convenience, quality and selection of merchandise offerings and functionality. Toys-Delaware’s baby registry primarily competes with the baby registries of mass merchandisers and other specialty format and regional retailers. Some of Toys-Delaware’s competitors have been aggressively advertising and marketing their baby registries through national television, magazine and Internet campaigns. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for Toys-Delaware’s baby registry.
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
Toys-Delaware has significant liquidity and capital requirements. Among other things, the seasonality of Toys-Delaware’s businesses requires it to purchase merchandise well in advance of the fourth quarter holiday selling season. Toys-Delaware depends on its ability to generate cash flow from operating activities, as well as on borrowings under its revolving credit facility, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of February 1, 2014, Toys-Delaware had no outstanding borrowings under its $1.85 billion secured revolving credit facility (“ABL Facility”). For fiscal 2013, peak borrowings under the ABL Facility were $530 million, as Toys-Delaware purchased merchandise for the fourth quarter holiday selling season. If its lenders are unable to fund borrowings under its credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business. In addition, any adverse change to its credit ratings or business could negatively impact its ability to refinance its debt on satisfactory terms and could have the effect of increasing its financing costs. While Toys-Delaware believes it currently has adequate sources of funds to provide for its ongoing operations and capital requirements for at least the next 12 months, any inability on Toys-Delaware’s part to have future access to financing, when needed, would have a negative effect on its business.
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
Toys-Delaware continues to implement a series of customer-oriented strategic programs designed to differentiate and strengthen its core merchandise content and service levels and to expand and enhance its merchandise offerings. Toys-Delaware seeks to improve the effectiveness of its marketing and advertising programs for its “R” Us stores and e-commerce business. The success of these and other initiatives will depend on various factors, including the implementation of its strategy, the appeal of its store and website formats, its ability to offer new products to customers, its financial condition, its ability to respond to changing consumer preferences and competitive and economic conditions. Toys-Delaware continuously endeavors to minimize its operating expenses, without adversely affecting the profitability of the business. If it fails to implement successfully some or all of its strategic initiatives, it may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
If Toys-Delaware cannot increase profitability within existing stores or open new stores, its performance may be materially adversely affected.
Toys-Delaware’s performance is dependent on maintaining and increasing sales in existing stores and the ability to successfully open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Toys-Delaware’s ability to successfully open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond Toys-Delaware’s control:

•	the availability of sufficient funds for the expansion;

•	the availability of attractive store locations and the ability to accurately assess the demographic or retail environment and customer demand at a given location;

•	the ability to negotiate favorable lease terms and obtain the necessary permits and zoning approvals;

•	the absence of occupancy delays;

•	the ability to construct, furnish and supply a store in a timely and cost effective manner;

•	the ability to hire and train new personnel, especially store managers, in a cost effective manner; and

•	general economic conditions.
Delays or failures in successfully opening new stores, or achieving lower than expected sales in existing or new stores, could materially adversely affect Toys-Delaware’s profitability. In addition, Toys-Delaware may not be able to anticipate all of the challenges imposed by the expansion of its operations and, as a result, may not meet its targets for opening new stores or relocating stores or expanding profitably.
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
Toys-Delaware’s financial performance depends on its ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Its products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Its business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are written well in advance of the holiday season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If it overestimates the market for its products, it may be faced with significant excess inventories, which could result in increased expenses and reduced margins associated with having to liquidate obsolete inventory at lower prices or write it off. In fiscal 2013, Toys-Delaware wrote down $51 million of excess and obsolete inventory. Conversely, if it underestimates the market for its products, Toys-Delaware will miss opportunities for increased sales and profits, which would place it at a competitive disadvantage.
Sales of video games and video game systems may be adversely affected by changing trends in the interactive entertainment industry including the rise in popularity of browser, mobile, tablet and social games distributed through alternative channels.
Sales of video games and video game systems, which have accounted for 7%, 7% and 8% of Toys-Delaware’s annual Total revenues for fiscals 2013, 2012 and 2011, respectively, have been impacted by trends in the interactive entertainment industry. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking websites and other devices. The popularity of such non-traditional gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile, tablet and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices Toys-Delaware sells and its games are available through websites or proprietary app stores via direct online distribution at a fraction of the cost of console games. While Toys-Delaware continues to develop and implement various strategies to incorporate these new trends into its offerings, including launching its own tablet with its dedicated app store and selling third party tablets and devices, there can be no assurance that these strategies will be successful or contribute to profitability.
The success and expansion of Toys-Delaware’s e-commerce business depends on its ability to provide quality service to its customers and if it is not able to provide such services, Toys-Delaware’s operating results may be materially adversely affected.
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

•	breaches of Internet security;

•	failures in Toys-Delaware’s Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by Toys-Delaware to process online customer orders properly and on time, which may negatively impact future online and in-store purchases by such customers;

•	failure by Toys-Delaware’s service provider to provide warehousing and fulfillment services, which may negatively impact future online and in store purchases by customers; and

•	failure to keep up with changes in technology.
If Toys-Delaware is not able to provide satisfactory service to its Internet customers, its future operating results may be materially adversely affected. Further, Toys-Delaware may be vulnerable to the special competitive pressures from the growing e-commerce activity in the market, as they may impact its own e-commerce business.

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
Toys-Delaware’s performance depends, in part, on its ability to purchase merchandise in sufficient quantities at competitive prices. Toys-Delaware purchases its merchandise from numerous international and domestic manufacturers and importers. Toys-Delaware has no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to it or discontinue selling to it at any time. Toys-Delaware may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to it in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of its merchandise.
In fiscal 2013, Toys-Delaware had approximately 1,800 active vendor relationships through which it procures the merchandise that it offers to its customers. For fiscal 2013, Toys-Delaware’s top 20 vendors worldwide, based on its purchase volume in USD, represented approximately 44% of the total products it purchased. Toys-Delaware’s inability to purchase suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on its business and operating results and could cause it to miss products that it felt were important to its assortment. Toys-Delaware may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
In addition, Toys-Delaware’s vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit its vendors’ ability to provide Toys-Delaware with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of Toys-Delaware’s vendors might not adhere to its quality control standards, and Toys-Delaware might not identify the deficiency before merchandise ships to its stores or customers. In addition, Toys-Delaware’s vendors may have difficulty adjusting to Toys-Delaware’s changing demands and growing business. Toys-Delaware’s vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage Toys-Delaware’s reputation and brands, and could lead to an increase in customer litigation against Toys-Delaware and an increase in its routine and non-routine litigation costs. Further, any merchandise that does not meet Toys-Delaware’s quality standards could become subject to a recall, which could damage Toys-Delaware’s reputation and brands and harm its business.
If Toys-Delaware’s vendors fail to provide promotional support consistent with past levels, Toys-Delaware’s sales, earnings and cash flow could be materially adversely affected.
Toys-Delaware’s vendors typically provide it with promotional support for the sale of their products in Toys-Delaware’s stores and on Toys-Delaware’s websites. Toys-Delaware also receives allowances for volume-related purchases. As part of this support, Toys-Delaware receives allowances, payments and credits from the vendors which reduce its cost of goods sold, supports the promotion and merchandising of the products Toys-Delaware sells and drives sales at its stores and on its websites. There can be no assurance that vendors will continue to provide it with this support consistent with past levels. If Toys-Delaware’s vendors fail to do so, its sales, earnings and cash flow could be materially adversely affected.
If current store locations become unattractive, and attractive new locations are not available for a reasonable price, Toys-Delaware may be adversely affected.
The success of any store depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, resulting in potentially reduced sales in these locations. If Toys-Delaware cannot obtain desirable locations at reasonable prices, its ability to implement its strategy will be adversely affected.
Toys-Delaware has substantial obligations under long-term leases that could materially adversely affect its financial condition and prevent it from fulfilling its obligations.
As of February 1, 2014, Toys-Delaware leased 865 of its properties pursuant to long-term space and ground leases with third parties (other than subsidiaries of Toys-Delaware, including us), of which 335 (including three distribution centers and its headquarters) and 37 (including one distribution center) are leased from Propco I and MAP 2005 Real Estate, LLC, respectively. Total unrelated third party rent expense, net of sublease income, was $219 million, $209 million and $185 million in fiscals 2013, 2012 and 2011, respectively. Total related party rent expense under leases with affiliates other than subsidiaries of Toys-Delaware was $249 million, $257 million and $260 million for fiscals 2013, 2012 and 2011, respectively. In addition, as of February 1, 2014, Toys-Delaware leased 125 properties from us with total rent expense of $104 million, $107 million and $106 million for fiscals 2013, 2012 and 2011, respectively. Many of Toys-Delaware’s leases provide for scheduled increases in rent. The substantial obligations under its leases could further exacerbate the risks described below under “Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations or refinance its maturing debt, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its various debt instruments and the TRU Propco II Master Lease.”
If Toys-Delaware is unable to renew or replace its current store leases or if it is unable to enter into leases for additional stores on favorable terms, or if one or more of its current leases are terminated prior to expiration of their stated term and it cannot find suitable alternate locations, Toys-Delaware’s growth and profitability could be negatively impacted.
Toys-Delaware currently leases the majority of its stores, including those leased to it by us. Most of its current leases provide for its unilateral option to renew for several additional periods at specific rental rates. Toys-Delaware’s ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location or for additional store locations could depend on conditions in the real estate market, competition for desirable properties and Toys-Delaware’s relationships with current and prospective landlords or may depend on other factors that are not within Toys-Delaware’s control. Any or all of these factors and conditions could negatively impact Toys-Delaware’s growth and profitability.
Toys-Delaware’s business is subject to fluctuations in foreign currency exchange rates and such fluctuations may have a material adverse effect on its business, financial condition and results of operations.
Exchange rate fluctuations may affect the translated value of Toys-Delaware’s earnings and cash flow associated with its international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In Canada, Toys-Delaware generates revenues and incurs operating expenses and selling, general and administrative expenses denominated in the local currency. In countries where Toys-Delaware does not operate stores, Toys-Delaware’s licensees pay royalties in USD. However, as the royalties are calculated based on local currency sales, Toys-Delaware’s revenues are still impacted by fluctuations in exchange rates. In fiscal years 2013, 2012 and 2011, 10%, 10% and 9% of Toys-Delaware’s Total revenues, respectively, were completed in a currency other than the USD. In fiscal 2013, Toys-Delaware’s reported operating earnings would have decreased or increased $7 million if the related foreign currencies uniformly weakened or strengthened by 10% relative to the USD.
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
The United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Toys-Delaware’s policies mandate compliance with these anti-bribery laws. There can be no assurance that its internal control policies and procedures always will protect Toys-Delaware from reckless or criminal acts committed by the employees or agents of Toys-Delaware. Violations of these laws, or allegations of such violations, could disrupt Toys-Delaware’s business, damage its reputation and result in a material adverse effect on its financial condition, results of operations and cash flows.
International events could delay or prevent the delivery of products to Toys-Delaware’s stores, which could negatively affect its sales and profitability.
A significant portion of products sold by Toys-Delaware are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including labor strikes, work stoppages, boycotts, safety issues on materials, the imposition of trade restrictions in the form of tariffs, embargoes or export controls, “anti-dumping” duties, port security or other events that could slow port activities, could increase the cost and reduce the supply of products available to Toys-Delaware. In addition, port-labor issues, rail congestion and trucking shortages can have an impact on all direct importers. Although Toys-Delaware attempts to anticipate and manage such situations, both Toys-Delaware’s sales and profitability could be materially adversely impacted by any such developments in the future.

Toys-Delaware’s results may be materially adversely affected by fluctuations in raw material and energy costs.
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
Toys-Delaware is involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, government agencies or others. The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against Toys-Delaware, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to Toys-Delaware, Toys-Delaware could be exposed to monetary damages or limits on its ability to operate its business, which could have a material adverse effect on Toys-Delaware’s business, financial condition and results of operations.
Healthcare reform legislation could have an adverse impact on Toys-Delaware’s business, financial condition and results of operations.
The enacted healthcare reform legislation under the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 is expected to impact Toys-Delaware’s healthcare cost structure and may increase its employee healthcare related expenses.  Provisions of this law have become and will become effective at various dates over the next several years and many of the regulations and guidance for the law have not been implemented.  Toys-Delaware is evaluating the potential additional impact the healthcare reform legislation will have on its business as regulations and guidance are finalized.  Due to the breadth and complexity of this law, the lack of implementing regulations and interpretive guidance and the phased-in nature of new requirements, Toys-Delaware cannot predict with certainty the future effect of this law on its results.  Because it may increase the costs of providing medical insurance to its employees, the new healthcare legislation may adversely affect Toys-Delaware’s results of operations, financial condition and cash flow.
Toys-Delaware is subject to certain regulatory and legal requirements. If it fails to comply with regulatory or legal requirements, its business and results of operations may be materially adversely affected.
Toys-Delaware is subject to numerous regulatory and legal requirements. Its policies and procedures are, to the extent applicable, required to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission and the Securities and Exchange Commission (“SEC”). In addition, its business activities require it to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Future legislative and regulatory actions relating to credit cards could also have an adverse impact on Toys-Delaware’s credit card program and its sales. Additionally, Toys-Delaware may be subject to new disclosure and reporting requirements, established under existing or new state or federal laws. Failure to comply with such laws and regulations could adversely affect its operations, involve significant expense and divert management’s attention and resources from other matters, which in turn could materially harm its business and results of operations.
Toys-Delaware’s business operations could be disrupted if its information technology systems fail to perform adequately or Toys-Delaware is unable to protect the integrity and security of its customers’ information.
Toys-Delaware depends largely upon its information technology systems in the conduct of all aspects of its operations. If Toys-Delaware’s information technology systems fail to perform as anticipated, Toys-Delaware could experience difficulties in virtually any area of its operations, including but not limited to replenishing inventories or in delivering its products to store locations in response to consumer demands. Any of these or other systems-related problems could, in turn, materially adversely affect Toys-Delaware’s sales and profitability.
Other sophisticated retailers have recently suffered serious security breaches. A compromise of Toys-Delaware’s security systems (or a design flaw in its system environment) could result in unauthorized access to certain personal information about Toys-Delaware’s customers (including credit card and gift registry information) which could adversely affect its reputation with its customers and others, as well as its operations, and could result in litigation against it or the imposition of penalties. In addition, a security breach could require that it expend significant additional resources related to its information security systems.
Natural disasters, inclement weather, pandemic outbreaks, terrorist acts or disruptive global political events could cause permanent or temporary distribution center or store closures, impair Toys-Delaware’s ability to purchase, receive or replenish inventory or decrease customer traffic, all of which could result in lost sales and otherwise materially adversely affect Toys-Delaware’s financial performance.
The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornadoes and volcano eruptions, or inclement weather such as frequent or unusually heavy snow, ice or rain storms, or extended periods of unseasonable temperatures, or the occurrence of pandemic outbreaks, labor strikes, work stoppages, terrorist acts or disruptive global political events, such as civil unrest in countries in which Toys-Delaware operates stores or its suppliers are located, or similar disruptions could materially adversely affect Toys-Delaware’s operations and financial performance. To the extent these events impact one or more of Toys-Delaware’s key vendors or result in the closure of one or more of its distribution centers or a significant number of stores, Toys-Delaware’s operations and financial performance could be materially adversely affected through an inability to make deliveries to its stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendors, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to Toys-Delaware’s distribution centers or stores, the temporary reduction in the availability of products in its stores and disruption to its information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.
Toys-Delaware’s results of operations could suffer if it loses key management or is unable to attract and retain experienced senior management for its business.
Toys-Delaware’s future success depends to a significant degree on the skills, experience and efforts of its senior management team. The loss of services of any of these individuals, or the inability to attract and retain qualified individuals for key management positions, could harm Toys-Delaware’s business and financial performance.

Toys-Delaware may experience fluctuations in its tax obligations and effective tax rate, which could materially adversely affect its results of operations.
Toys-Delaware is subject to income taxes in the United States, Puerto Rico and Canada. Toys-Delaware records tax expense based on current tax payments and its estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, Toys-Delaware expects that throughout the year there could be ongoing variability in its quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, Toys-Delaware’s effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations, or by changes to its ownership or capital structures. Fluctuations in Toys-Delaware’s tax obligations and effective tax rate could materially adversely affect its results of operations.
Changes to accounting rules or regulations may materially adversely affect Toys-Delaware’s results of operations.
Changes to existing accounting rules or regulations may impact Toys-Delaware’s future results of operations. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations may materially adversely affect Toys-Delaware’s reported results of operations and financial position.
Toys-Delaware’s total assets include goodwill and substantial amounts of property and equipment. Changes to estimates or projections related to such assets, or operating results that are lower than its current estimates at certain store locations, may cause Toys-Delaware to incur impairment charges that could materially adversely affect its results of operations.
Toys-Delaware’s total assets include substantial amounts of property and equipment and goodwill. Toys-Delaware makes certain estimates and projections in connection with impairment analyses for these assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”), and ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”). Toys-Delaware reviews the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. Toys-Delaware will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require Toys-Delaware to make a number of estimates and projections of future results. During fiscal 2013, Toys-Delaware recorded impairment losses of $20 million on property and equipment and impaired $361 million of goodwill. If these estimates or projections change, Toys-Delaware may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, Toys-Delaware’s results of operations could be materially adversely affected.
Toys-Delaware may from time to time pursue acquisitions, which could have an adverse impact on its business, as could the integration of the businesses following acquisition.
Toys-Delaware may from time to time acquire complementary companies or businesses. Acquisitions may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with Toys-Delaware, which may result in the diversion of its capital and its management’s attention from other business issues and opportunities. Toys-Delaware may not be able to successfully integrate operations that it acquires, including their personnel, technology, financial systems, distribution and general business operations and procedures. There can be no assurance that any acquisition it makes will be successful and its operating results may be adversely impacted by the integration of a new business and its financial results.
An investment group led by Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”) control Toys-Delaware and may have conflicts of interest with it in the future.
Investment funds or groups advised by or affiliated with the Sponsors currently indirectly control Toys-Delaware through their ownership of 98% of TRU’s voting common stock. As a result, the Sponsors have control over Toys-Delaware’s decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to Toys-Delaware as a company.
The Sponsors may direct Toys-Delaware to make significant changes to its business operations and strategy, including with respect to, among other things, store openings and closings, new product and service offerings, sales of real estate and other assets, employee headcount levels and initiatives to reduce costs and expenses. There can be no assurance that Toys-Delaware’s future business operations will remain broadly in line with its existing operations or that significant real estate and other assets will not be sold.

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
Toys-Delaware is highly leveraged. As of February 1, 2014, Toys-Delaware’s total long-term indebtedness was $2.5 billion, of which $2.3 billion was secured indebtedness. Toys-Delaware’s substantial indebtedness could have significant consequences, including, among others, the following:

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
If Toys-Delaware’s cash flows and capital resources are insufficient to fund its debt service obligations or it is unable to refinance its indebtedness, it may be forced to take other actions to satisfy its obligations under its indebtedness, its obligations under the TRU Propco II Master Lease and/or other obligations, which may not be successful.
Toys-Delaware’s ability to make scheduled payments on or to refinance its debt obligations depends on its financial condition and operating performance, which are subject to prevailing global economic and market conditions and to certain financial, business and other factors beyond its control. Even if it were able to refinance or obtain additional financing, the costs of new indebtedness could be substantially higher than the costs of its existing indebtedness.
If Toys-Delaware’s cash flows and capital resources are insufficient to fund its debt service obligations or it is unable to refinance its indebtedness, it could face substantial liquidity problems, and it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure its indebtedness. These alternative measures may not be successful and may not permit it to meet its debt obligations. Additionally, in the event of such liquidity problems, Toys-Delaware may become unable to meet its obligations under the TRU Propco II Master Lease which may impact our cash flow and consequently, our ability to meet our obligations under the Secured Notes. If Toys-Delaware was unable to repay amounts when due, the lenders could proceed against the collateral granted to them to secure that indebtedness.

Toys-Delaware’s debt agreements contain covenants that limit its flexibility in operating its business.
The agreements governing Toys-Delaware’s indebtedness contain various covenants that limit its ability to engage in specified types of transactions, and may materially adversely affect its ability to operate its business. Among other things, these covenants limit Toys-Delaware’s and its subsidiaries’ ability to:

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
TRU and its subsidiaries are highly leveraged and may need to refinance debt in the future, which refinancing may not be available.
As of February 1, 2014, total indebtedness of TRU and its subsidiaries (including us) was $5.0 billion, of which $2.9 billion was secured indebtedness. TRU and its subsidiaries’ existing cash balances and cash flows from operating activities may not be sufficient to fund their respective projected cash needs. TRU and its subsidiaries may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund TRU and its subsidiaries’ cash needs or to refinance or otherwise fund the repayment of their respective maturing debt could materially adversely affect one or more of their respective financial conditions, results of operations and ability to make payments on their debt. While TRU and its subsidiaries (other than Toys-Delaware or us) are not obligated to make payments under the TRU Propco II Master Lease or the Secured Notes, respectively, in the event that TRU or its subsidiaries were to become a debtor in a Bankruptcy Case, a creditor, receiver, conservator or the trustee in such bankruptcy might request a court to order TRU and its subsidiaries’ assets and liabilities be consolidated with ours or Toys-Delaware’s (including its properties) for the satisfaction of claims of creditors of TRU or its subsidiaries. We, Toys-Delaware or TRU or its subsidiaries may become subject to bankruptcy proceedings and in that event our respective rights and obligations may be subject to material modification.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following summarizes our properties as of February 1, 2014:

Ownership	Total Number of Properties
Owned	114
Ground-leased (1)	11
Total	125

(1)	Owned buildings on leased land.
See also section of Item 1 entitled “Geographic Distribution of Properties” of this Annual Report on Form 10-K for more information on our Properties.

ITEM 3.	LEGAL PROCEEDINGS
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
As of May 2, 2014, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
See Note 6 to the Financial Statements entitled “LONG-TERM DEBT” for a description of restrictions on our ability to pay dividends.
We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscals 2013 and 2012, we made cash distributions of $14 million and $17 million in dividends, respectively.

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
RESULTS OF OPERATIONS provides an analysis of our results of operations for fiscal 2013 compared to fiscal 2012 and fiscal 2012 compared to fiscal 2011. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2013. This section also refers to Note 10 to our Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
All information in this MD&A is presented on a historical basis and reflects results of continuing operations for all periods presented.
EXECUTIVE OVERVIEW
Our Business
We are a special purpose entity, owned indirectly by TRU, through Toys-Delaware, and formed in July 2005. We own fee and ground leasehold interests in 125 properties in various retail markets throughout the United States. Under the operating company/property company structure, we lease these properties on a triple-net basis to Toys-Delaware, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the TRU Propco II Master Lease. For the financial statements for fiscal year ended February 1, 2014 and other information about our Master Tenant, Toys-Delaware, see Exhibit number 99.1 to this report.
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

Although a majority of our properties are owned, we lease several of our properties from third parties and as these leases expire, we may need to renew these leases on terms that may not be as favorable as under the expiring lease. However, none of our leases expire prior to the maturity of the Secured Notes. Also, the terms of the TRU Propco II Master Lease allow us to charge real estate taxes, common area maintenance expenses and certain other operating expenses to Toys-Delaware.
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
RESULTS OF OPERATIONS
Fiscal 2013 Compared to Fiscal 2012
Earnings from Continuing Operations

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Earnings from continuing operations	$22,128	$22,362	$(234)	(1.0)%
Earnings from continuing operations decreased by a nominal amount in fiscal 2013 compared to fiscal 2012.
Total Revenues

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Total revenues	$116,593	$118,329	$(1,736)	(1.5)%
Total revenues decreased by $1.7 million, or 1.5%, to $116.6 million in fiscal 2013 compared to $118.3 million in fiscal 2012. The decrease was primarily due to a decline in Base rents predominantly as a result of 52 weeks of revenue included in fiscal 2013 compared to 53 weeks in fiscal 2012.
Depreciation

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Depreciation	$11,339	$11,468	$(129)	(1.1)%
Depreciation decreased by a nominal amount in fiscal 2013 compared to fiscal 2012.
Rental Expense

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Rental expense	$2,695	$2,714	$(19)	(0.7)%
Rental expense remained relatively consistent in fiscal 2013 compared to fiscal 2012.
Common Area Maintenance Expenses

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Common area maintenance expenses	$12,474	$12,597	$(123)	(1.0)%
Common area maintenance expenses decreased by a nominal amount in fiscal 2013 compared to fiscal 2012. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Other operating expenses	$1,700	$1,839	$(139)	(7.6)%
Other operating expenses decreased by a nominal amount in fiscal 2013 compared to fiscal 2012.
Interest Expense, Net

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Interest expense, net	$66,257	$67,349	$(1,092)	(1.6)%
Interest expense, net decreased by $1.1 million, or 1.6%, to $66.3 million in fiscal 2013 compared to $67.4 million in fiscal 2012. The reporting period for fiscal 2013 included 52 weeks compared to 53 weeks for fiscal 2012, resulting in one less week of interest expense.
Earnings from Discontinued Operations

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Earnings from discontinued operations	$11,887	$167	$11,720	7,018.0%
Earnings from discontinued operations increased by $11.7 million in fiscal 2013 compared to fiscal 2012. The increase was primarily due to termination payments of $11.8 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for two lease terminations and two properties sold.

Fiscal 2012 Compared to Fiscal 2011
Earnings from Continuing Operations

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Earnings from continuing operations	$22,362	$21,888	$474	2.2%
Earnings from continuing operations increased by a nominal amount in fiscal 2012 compared to fiscal 2011.
Total Revenues

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Total revenues	$118,329	$117,328	$1,001	0.9%
Total revenues increased by $1.0 million, or 0.9%, to $118.3 million in fiscal 2012 compared to $117.3 million in fiscal 2011. The increase was primarily due to an increase in Base rents predominantly as a result of 53 weeks of revenue included in fiscal 2012 compared to 52 weeks in fiscal 2011.
Depreciation

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Depreciation	$11,468	$11,717	$(249)	(2.1)%
Depreciation decreased by a nominal amount in fiscal 2012 compared to fiscal 2011.
Rental Expense

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Rental expense	$2,714	$2,766	$(52)	(1.9)%
Rental expense decreased by a nominal amount in fiscal 2012 compared to fiscal 2011.

Common Area Maintenance Expenses

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Common area maintenance expenses	$12,597	$13,017	$(420)	(3.2)%
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
Interest expense, net increased by $1.3 million, or 2.0%, to $67.3 million in fiscal 2012 compared to $66.0 million in fiscal 2011. The reporting period for fiscal 2012 included 53 weeks compared to 52 weeks for fiscal 2011, resulting in an additional week of interest expense.
Earnings from Discontinued Operations

($ In thousands)	Fiscal 2012	Fiscal 2011	$ Change	% Change
Earnings from discontinued operations	$167	$1,101	$(934)	(84.8)%
Earnings from discontinued operations decreased by $0.9 million, or 84.8%, to $0.2 million in fiscal 2012 compared to $1.1 million in fiscal 2011. The decrease was primarily due to accelerated depreciation partially offset by an adjustment to non-cash straight-line rent amounts related to a change in estimated lease terms as we committed to exit certain properties early.

Liquidity and Capital Resources
Overview
As of February 1, 2014, we were in compliance with all of the covenants related to the Secured Notes.
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.

Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties
(“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured
Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of February 1, 2014.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund our expected cash flow requirements for at least the next twelve months.

Cash Flows

(In thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net cash provided by operating activities	$31,164	$34,889	$26,571
Net cash provided by investing activities	3,933	—	—
Net cash used in financing activities	(13,577)	(16,840)	(27,381)
Net increase (decrease) during period in Cash and cash equivalents	$21,520	$18,049	$(810)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2013 was $31.2 million, a decrease of $3.7 million compared to fiscal 2012. The decrease in Net cash provided by operating activities was primarily due to a decrease in collections of base rent due to the timing of rental payments received, partially offset by termination payments received from Toys-Delaware in fiscal 2013 as required under the TRU Propco II Master Lease.
Net cash provided by operating activities for fiscal 2012 was $34.9 million, an increase of $8.3 million compared to fiscal 2011. The increase in Net cash provided by operating activities was primarily due to an increase in collections of base rent due to the timing of rental payments received as well as a decrease in amounts Due from affiliate, net associated with the timing of real estate taxes and certain tenant reimbursements.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities for fiscal 2013 was $3.9 million due to proceeds received from the sale of real estate.
Cash Flows Used in Financing Activities
Net cash used in financing activities for fiscals 2013, 2012 and 2011 was $13.6 million, $16.8 million and $27.4 million, respectively. The decrease in Net cash used in financing activities was due to a decline in Distributions in each of the respective fiscal years.
Debt
Refer to Note 6 to the Financial Statements entitled “LONG-TERM DEBT” for further details regarding our Secured Notes.
From time to time, we, TRU, its subsidiaries, the Sponsors or their affiliates, may acquire debt or debt securities issued by us in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 9 to the Financial Statements entitled “RELATED PARTY TRANSACTIONS.”
Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, and operating leases related to real estate used in the operation of our business. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of February 1, 2014:

	Payments Due By Period
(In thousands)	Fiscal 2014	Fiscals 2015 & 2016	Fiscals 2017 & 2018	Fiscals 2019 and thereafter	Total
Operating leases (1)	$2,282	$4,441	$2,890	$773	$10,386
Long-term debt	—	—	725,000	—	725,000
Interest payments	61,625	123,250	61,625	—	246,500
Total contractual obligations	$63,907	$127,691	$789,515	$773	$981,886

(1)
Excluded from Operating leases displayed above are $82 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2019 and thereafter.

Obligations under our operating leases in the above table do not include payments for real estate taxes or maintenance and other expenses. The following table presents these expenses for fiscals 2013, 2012 and 2011:

(In thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Real estate taxes	$10,836	$11,090	$11,292
Maintenance and other expenses	1,680	1,694	1,780
Total	$12,516	$12,784	$13,072
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
Long-lived Asset Impairment
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances, including the tenant’s intent to exit a property in advance of the TRU Propco II Master Lease term, indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. Our calculation of undiscounted cash flows takes into consideration any termination payments to be received from Toys-Delaware as set forth under the terms of the TRU Propco II Master Lease where Toys-Delaware is required to make a termination payment equal to the excess (if any) of the net present value of the base rent for such Property over the remaining term for such Property, discounted at 10% per annum less any third party sale proceeds. If as a result of this evaluation, a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount by which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach.
Revenue Recognition
Base rental revenue is reported on a straight-line basis over the non-cancelable terms of our respective leases. Straight-line rent receivable from affiliate as reported on the Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the TRU Propco II Master Lease. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in Base rents and recognized upon termination of a tenant’s lease and relinquishment of space after which we have no further obligation to the tenant.
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
Interest Rate Exposure
During fiscal 2013, we had only fixed rate debt and had not entered into any derivatives.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of

Toys “R” Us Property Company II, LLC:
We have audited the accompanying balance sheets of Toys “R” Us Property Company II, LLC (the "Company") as of February 1, 2014 and February 2, 2013, and the related statements of operations, changes in member’s deficit, and cash flows for each of the three fiscal years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Toys “R” Us Property Company II, LLC as of February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP

New York, New York
May 2, 2014

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Rental revenues:
Base rents	$104,119	$105,732	$104,311
Tenant reimbursements	12,474	12,597	13,017
Total revenues	116,593	118,329	117,328
Depreciation	11,339	11,468	11,717
Rental expense	2,695	2,714	2,766
Common area maintenance expenses	12,474	12,597	13,017
Other operating expenses	1,700	1,839	1,892
Total operating expenses	28,208	28,618	29,392
Operating earnings	88,385	89,711	87,936
Interest expense, net	66,257	67,349	66,048
Earnings from continuing operations	22,128	22,362	21,888
Earnings from discontinued operations	11,887	167	1,101
Net earnings	$34,015	$22,529	$22,989
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
BALANCE SHEETS

(In thousands)	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$49,178	$27,658
Due from affiliate, net	4,334	5,097
Prepaid expenses	1,331	1,338
Total current assets	54,843	34,093
Real Estate, Net:
Land	168,273	169,937
Buildings, net	151,932	159,815
Property and leasehold improvements, net	32,731	38,974
Total real estate, net	352,936	368,726
Straight-line rent receivable from affiliate	82,607	69,974
Debt issuance costs	13,758	17,372
Total Assets	$504,144	$490,165

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$10,666	$10,835
Real estate taxes payable	4,831	5,271
Deferred related party revenue	—	7,003
Deferred third party rent liabilities	5	534
Other current liabilities	422	425
Total current liabilities	15,924	24,068
Long-term debt	719,211	717,989
Deferred third party rent liabilities	13,284	12,821
Member’s deficit	(244,275)	(264,713)
Total Liabilities and Member’s Deficit	$504,144	$490,165
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Cash Flows from Operating Activities:
Net earnings	$34,015	$22,529	$22,989
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	12,404	13,641	12,332
Amortization and write-off of debt issuance costs	3,614	3,683	3,619
Amortization of original issue discount	1,222	1,140	1,028
Gain on sale of real estate	(547)	—	—
Changes in operating assets and liabilities:
Due from affiliate, net	763	847	(1,853)
Prepaid expenses	7	(433)	541
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(12,699)	(13,239)	(12,687)
Accrued interest, Real estate taxes payable and Other current liabilities	(612)	448	358
Deferred related party revenue	(7,003)	6,273	244
Net cash provided by operating activities	31,164	34,889	26,571
Cash Flows from Investing Activities:
Proceeds from sale of real estate	3,933	—	—
Net cash provided by investing activities	3,933	—	—
Cash Flows from Financing Activities:
Distributions	(13,577)	(16,840)	(27,381)
Net cash used in financing activities	(13,577)	(16,840)	(27,381)
Cash and cash equivalents:
Net increase (decrease) during period	21,520	18,049	(810)
Cash and cash equivalents at beginning of period	27,658	9,609	10,419
Cash and cash equivalents at end of period	$49,178	$27,658	$9,609

Supplemental Disclosure of Cash Flow Information:
Interest paid	$61,625	$61,625	$61,625
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

(In thousands)	Member’s Deficit
Balance, January 29, 2011	$(266,010)
Net earnings for the period	22,989
Distributions	(27,381)
Balance, January 28, 2012	$(270,402)
Net earnings for the period	22,529
Distributions	(16,840)
Balance, February 2, 2013	$(264,713)
Net earnings for the period	34,015
Distributions	(13,577)
Balance, February 1, 2014	$(244,275)
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years ended below:

Fiscal Year	Number of Weeks	Ended
2013	52	February 1, 2014
2012	53	February 2, 2013
2011	52	January 28, 2012
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
Impairment of Long-Lived Assets
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances, including the tenant’s intent to exit a property in advance of the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) term, indicate that the carrying value of an asset may not be recoverable, in accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”). This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. Our calculation of undiscounted cash flows takes into consideration any termination payments to be received from Toys-Delaware as set forth under the terms of the TRU Propco II Master Lease where Toys-Delaware is required to make a termination payment equal to the excess (if any) of the net present value of the base rent for the property over its remaining term, discounted at 10% per annum, less any proceeds from sale. If as a result of this evaluation, a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount by which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach. There were no impairment charges in fiscals 2013, 2012 and 2011.

Rental Revenues
Base rental revenues are recognized on a straight-line basis over the non-cancelable terms of the related leases. Differences between rental revenues recognized and amounts due per the respective lease agreements are recorded on our Balance Sheets as Straight-line rent receivable from affiliate. Tenant reimbursements for taxes, maintenance, and other operating expenses are billed and recognized as revenues in the period the applicable costs are incurred.
The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $12 million in fiscal 2013 in Earnings from discontinued operations within our Statement of Operations. We did not record any termination payments in fiscals 2012 or 2011.
Debt Issuance Costs
We defer debt issuance costs and amortize such costs into Interest expense, net over the term of the related debt facility. Debt issuance costs amortized to Interest expense, net were $3 million, $4 million and $4 million for fiscals 2013, 2012 and 2011, respectively. Unamortized amounts at February 1, 2014 and February 2, 2013 were $14 million and $17 million, respectively.
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as Deferred third party rent liabilities. Deferred third party rent liabilities in our Balance Sheets totaled $13 million at February 1, 2014 and February 2, 2013, respectively. Landlord incentives and abatements received are included in Deferred third party rent liabilities and amortized over the term of the lease.
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
We have calculated the net basis of our assets and liabilities for income tax purposes as if the Company was a stand-alone entity (i.e., on a “Separate Company” basis). The net basis of our assets and liabilities for income tax purposes is $45 million higher than the amount reported in our Financial Statements.

NOTE 2 – REAL ESTATE, NET

(In thousands)	February 1, 2014	February 2, 2013
Land	$168,273	$169,937
Buildings	267,383	273,285
Property and leasehold improvements	128,420	132,173
	564,076	575,395
Less: accumulated depreciation	(211,140)	(206,669)
Total	$352,936	$368,726

NOTE 3 — DISCONTINUED OPERATIONS
During fiscal 2013, we sold two owned properties and a non-operating parcel to unrelated third parties for proceeds of $4 million, resulting in a net gain of $1 million. Additionally, we had an early termination of a ground lease and had a ground lease expire with an unrelated third party landlord for which we opted not to exercise the renewal option. The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $12 million in fiscal 2013, in Earnings from discontinued operations within our Statement of Operations. We did not record any termination payments in fiscals 2012 or 2011.
During fiscals 2012 and 2011, we sold no properties and had no leases expire with unrelated third party landlords.
The operating results of properties classified as discontinued operations through February 1, 2014 were derived from our historical financial information and have been segregated from continuing operations and reported separately in the Statements of Operations for all periods presented. These amounts have been summarized below:

	Fiscal Years Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Total revenues (1)	$11,961	$1,527	$2,528
Earnings from discontinued operations	$11,887	$167	$1,101
(1) Includes termination payments from Toys-Delaware.

NOTE 4 – LEASES
As lessor
Our operations consist of leasing or subleasing properties to our affiliate, Toys-Delaware under a master lease agreement.
In connection with the offering of the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”) on November 20, 2009 described in Note 6 entitled, “LONG-TERM DEBT,” we entered into the TRU Propco II Master Lease with Toys-Delaware under which Toys-Delaware continues to lease properties from us, including properties, which were formerly owned by MPO Holdings, LLC and are now held by TRU Propco II. The term of the TRU Propco II Master Lease was extended through January 31, 2030 except with respect to any property that is ground or space leased from a third party landlord to us with a term expiring prior to such date. Annual net base rents under the TRU Propco II Master Lease are scheduled to increase by 10% on February 1, 2015, February 1, 2020 and February 1, 2025. The TRU Propco II Master Lease continues to require Toys-Delaware to pay real estate taxes and certain other amounts. Future annual related party base rents may be reduced by payments we receive from Toys-Delaware as a result of an early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by us to a third party.

Future base rents to be received under the TRU Propco II Master Lease as of February 1, 2014 are as follows:

(In thousands)	Future Related Party Base Rents
2014	$91,162
2015	100,066
2016	99,457
2017	98,211
2018	96,372
2019 and subsequent	1,170,462
Total	$1,655,730
Leased retail properties under the TRU Propco II Master Lease consist of locations which are owned outright by us (“Owned Locations”) and locations which have buildings that are owned by us and land which is controlled through ground leases with unrelated third parties (“Ground Lease Locations”). For Owned Locations, the TRU Propco II Master Lease contains predetermined fixed escalations of the minimum rentals on February 1, 2015, February 1, 2020 and February 1, 2025. For Ground Lease Locations, the base rents consist of a net lease payment plus the rent on the underlying ground lease. The predetermined fixed escalations are applied separately. The rent escalations for the underlying ground leases occur as provided in the respective lease agreements. For Ground Lease Locations, Toys-Delaware has a unilateral right to have us exercise the renewal option prior to the time the initial underlying lease term expires, so long as the renewed option is exercised prior to expiration of the TRU Propco II Master Lease. We did not have Deferred related party revenue at February 1, 2014. Deferred related party revenue was $7 million at February 2, 2013.
The TRU Propco II Master Lease includes early termination options, which can be exercised by Toys-Delaware under specified conditions, including upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
As lessee
Our minimum rental commitments under non-cancelable operating leases to unaffiliated third parties having a term of more than one year as of February 1, 2014 are as follows:

(In thousands)	Future Minimum Rentals (1)
2014	$2,282
2015	2,298
2016	2,143
2017	1,766
2018	1,124
2019 and subsequent	773
Total	$10,386

(1)
Excluded from the minimum rental commitments displayed above are approximately $82 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2019 and thereafter.

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

The difference between recognized rental expense and amounts payable under the leases is recorded as Deferred third party rent liabilities. Deferred third party rent liabilities in our Balance Sheets totaled $13 million at February 1, 2014 and February 2, 2013.

NOTE 5 — COMMITMENTS AND CONTINGENCIES
Although we do not currently have material legal proceedings pending against us, we may be subject to various claims and contingencies related to lawsuits and real estate taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 4 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of February 1, 2014.
TRU self-insures a substantial portion of our property insurance risks, in addition to third party insurance coverage. Accordingly, TRU bills Toys-Delaware, which leases our retail properties and is responsible for insuring our properties. As such, any property losses incurred by us would be reimbursed by Toys-Delaware.

NOTE 6 — LONG-TERM DEBT
As of February 1, 2014 and February 2, 2013, the carrying value of our debt was $719 million and $718 million, respectively, with fair values of approximately $739 million and $767 million, respectively. The fair value of our long-term debt was estimated using Level 1 inputs, which represent quoted market prices of our debt instrument.
8.500% senior secured notes, due fiscal 2017 ($719 million at February 1, 2014)
On November 20, 2009, we completed the offering of $725 million aggregate principal amount of senior secured 8.500% notes due fiscal 2017. The Secured Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. Investment funds or accounts advised by affiliates of KKR owned an aggregate of $5 million of the Secured Notes as of February 1, 2014 and February 2, 2013, respectively. The Secured Notes are solely our obligation and are not guaranteed by TRU or Toys-Delaware. The Secured Notes are secured by the first priority security interests in all of our existing and future real estate properties and our interest under the TRU Propco II Master Lease between us as landlord and Toys-Delaware as tenant. Fees paid in connection with the sale of the Secured Notes were deferred and expensed over the life of the Secured Notes. At February 1, 2014 and February 2, 2013, debt issuance costs for the Secured Notes were $14 million and $17 million, respectively.
The indenture governing the Secured Notes contains covenants, including, among other things, covenants that restrict our ability to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, or create liens. The indenture governing the Secured Notes also contains covenants that limit the ability of TRU to cause or permit Toys-Delaware to incur indebtedness, pay dividends, make distributions or make other restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Secured Notes are redeemable, in whole or in part, at the specified redemption prices, plus accrued and unpaid interest, if any. Following specified kinds of changes of control with respect to TRU, Toys-Delaware or us, we will be required to offer to purchase the Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Interest on the Secured Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year.

NOTE 7 — FAIR VALUE MEASUREMENTS
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
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy. We had cash equivalents of $49 million and $20 million at February 1, 2014 and February 2, 2013, respectively.

NOTE 8 — MEMBER’S DEFICIT
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscals 2013 and 2012, we made cash distributions of $14 million and $17 million in dividends, respectively. During fiscal 2011, we made cash distributions of $23 million and $4 million in dividends and return of capital, respectively.

NOTE 9 — RELATED PARTY TRANSACTIONS
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2013, 2012 and 2011, we earned related party Base rent revenues of $104 million, $107 million and $106 million, respectively. In addition, we recorded Tenant reimbursements of $13 million during fiscals 2013, 2012 and 2011, respectively, under the TRU Propco II Master Lease. Refer to Note 4 entitled “LEASES” for further details regarding our rental arrangements.
Termination Payments
As discussed in Note 3 entitled “DISCONTINUED OPERATIONS”, the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $12 million in fiscal 2013 in Earnings from discontinued operations within our Statement of Operations. We did not record any termination payments in fiscals 2012 or 2011.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses in the Statements of Operations. The amount charged to us for these services was $1 million during fiscal 2013 and $2 million during fiscals 2012 and 2011, respectively.
Transactions with the Sponsors
Investment funds or accounts advised by KKR owned an aggregate of $5 million of the Secured Notes as of February 1, 2014 and February 2, 2013, respectively. See Note 6 entitled “LONG-TERM DEBT” for further details.
Due from Affiliate, Net
As of February 1, 2014 and February 2, 2013, Due from affiliate, net of $4 million and $5 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.
In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 is not expected to have a material impact on our Financial Statements.
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

TOYS “R” US PROPERTY COMPANY II, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
February 1, 2014

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 1, 2014
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
BRU Oxnard, CA	—	1,703	2,357	4,060	—	1,703	2,357	4,060	(815)	7/21/2005	0	to	50	YEARS
BRU Van Nuys, CA	—	3,390	2,942	6,332	—	3,390	2,942	6,332	(1,204)	7/21/2005	0	to	50	YEARS
BRU Glendale(Arrowhead), AZ	—	—	4,800	4,800	—	—	4,800	4,800	(1,590)	7/21/2005	0	to	50	YEARS
BRU Tucson, AZ	—	2,660	2,072	4,732	—	2,660	2,072	4,732	(613)	7/21/2005	0	to	50	YEARS
BRU Sterling, VA	—	1,917	2,114	4,031	—	1,917	2,114	4,031	(563)	7/21/2005	0	to	50	YEARS
BRU White Oak, MD	—	1,367	3,529	4,896	—	1,367	3,529	4,896	(870)	7/21/2005	0	to	50	YEARS
BRU Milford, CT	—	2,234	3,164	5,398	—	2,234	3,164	5,398	(770)	7/21/2005	0	to	50	YEARS
BRU Reno, NV	—	1,412	2,063	3,475	—	1,412	2,063	3,475	(475)	7/21/2005	0	to	50	YEARS
BRU Fairview Heights, IL	—	1,072	2,986	4,058	—	1,072	2,986	4,058	(1,185)	7/21/2005	0	to	50	YEARS
BRU Ogden, UT	—	621	2,187	2,808	—	621	2,187	2,808	(920)	7/21/2005	0	to	50	YEARS
BRU Homewood, AL	—	2,596	2,808	5,404	—	2,596	2,808	5,404	(864)	7/21/2005	0	to	50	YEARS
BRU Columbia, SC	—	3,491	1,175	4,666	—	3,491	1,175	4,666	(338)	7/21/2005	0	to	50	YEARS
BRU Orland Park, IL	—	1,620	2,187	3,807	—	1,620	2,187	3,807	(929)	7/21/2005	0	to	50	YEARS
BRU Northville, MI	—	2,052	3,271	5,323	—	2,052	3,271	5,323	(1,352)	7/21/2005	0	to	50	YEARS
BRU Flint, MI	—	31	3,385	3,416	—	31	3,385	3,416	(1,220)	7/21/2005	0	to	50	YEARS
BRU Auburn Hills, MI	—	2,529	2,412	4,941	—	2,529	2,412	4,941	(727)	7/21/2005	0	to	50	YEARS
BRU Fort Wayne, IN	—	1,767	2,164	3,931	—	1,767	2,164	3,931	(606)	7/21/2005	0	to	50	YEARS
BRU Syracuse, NY	—	1,408	3,824	5,232	—	1,408	3,824	5,232	(946)	7/21/2005	0	to	50	YEARS
BRU Merrillville, IN	—	1,029	2,443	3,472	—	1,029	2,443	3,472	(600)	7/21/2005	0	to	50	YEARS
BRU Dublin(Pleasanton), CA	—	21	5,335	5,356	—	21	5,335	5,356	(1,024)	7/21/2005	0	to	50	YEARS
BRU Modesto, CA	—	916	3,382	4,298	—	916	3,382	4,298	(998)	7/21/2005	0	to	50	YEARS
BRU Tigard, OR	—	25	6,165	6,190	—	25	6,165	6,190	(1,810)	7/21/2005	0	to	50	YEARS
BRU Highland Ranch, CO	—	1,854	2,863	4,717	—	1,854	2,863	4,717	(777)	7/21/2005	0	to	50	YEARS
BRU Vista, CA	—	2,006	2,423	4,429	—	2,006	2,423	4,429	(693)	7/21/2005	0	to	50	YEARS
BRU Madison, WI	—	1,045	1,834	2,879	(186)	1,045	1,648	2,693	(813)	7/21/2005	0	to	50	YEARS
BRU Braintree, MA	—	5,096	1,985	7,081	—	5,096	1,985	7,081	(933)	7/21/2005	0	to	50	YEARS
BRU Springfield, PA	—	6,345	3,927	10,272	—	6,345	3,927	10,272	(911)	7/21/2005	0	to	50	YEARS
BRU Montgomeryville, PA	—	3,709	2,469	6,178	—	3,709	2,469	6,178	(540)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 1, 2014
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Riverside, CA	—	2,326	4,324	6,650	—	2,326	4,324	6,650	(3,100)	7/21/2005	0	to	50	YEARS
TRU Bell Gardens, CA	—	1,032	3,964	4,996	—	1,032	3,964	4,996	(2,518)	7/21/2005	0	to	50	YEARS
TRU Murrietta, CA	—	1,110	2,468	3,578	—	1,110	2,468	3,578	(1,418)	7/21/2005	0	to	50	YEARS
TRU E. Mesa, AZ	—	1,142	3,142	4,284	—	1,142	3,142	4,284	(1,581)	7/21/2005	0	to	50	YEARS
TRU Mission Viejo, CA	—	3,117	3,280	6,397	—	3,117	3,280	6,397	(1,537)	7/21/2005	0	to	50	YEARS
TRU Reno, NV	—	950	3,044	3,994	—	950	3,044	3,994	(2,031)	7/21/2005	0	to	50	YEARS
TRU Modesto, CA	—	1,141	3,647	4,788	—	1,141	3,647	4,788	(2,307)	7/21/2005	0	to	50	YEARS
TRU Niles, IL	—	532	4,268	4,800	—	532	4,268	4,800	(2,815)	7/21/2005	0	to	50	YEARS
TRU Bloomingdale, IL	—	736	5,015	5,751	—	736	5,015	5,751	(3,164)	7/21/2005	0	to	50	YEARS
TRU Orland Park, IL	—	1,014	4,017	5,031	—	1,014	4,017	5,031	(2,782)	7/21/2005	0	to	50	YEARS
TRU S. Milwaukee, WI	—	215	2,657	2,872	(306)	215	2,351	2,566	(1,719)	7/21/2005	0	to	50	YEARS
TRU Brookfield, WI	—	917	3,079	3,996	—	917	3,079	3,996	(2,054)	7/21/2005	0	to	50	YEARS
TRU Davenport, IA	—	950	2,881	3,831	—	950	2,881	3,831	(1,473)	7/21/2005	0	to	50	YEARS
TRU Racine, WI	—	703	2,679	3,382	—	703	2,679	3,382	(1,551)	7/21/2005	0	to	50	YEARS
TRU Gurnee, IL	—	1,681	2,876	4,557	—	1,681	2,876	4,557	(1,604)	7/21/2005	0	to	50	YEARS
TRU Yonkers, NY	—	1,570	5,867	7,437	—	1,570	5,867	7,437	(3,985)	7/21/2005	0	to	50	YEARS
TRU Toms River, NJ	—	783	4,508	5,291	—	783	4,508	5,291	(3,069)	7/21/2005	0	to	50	YEARS
TRU Nanuet, NY	—	666	4,372	5,038	—	666	4,372	5,038	(2,937)	7/21/2005	0	to	50	YEARS
TRU Milford, CT	—	698	3,762	4,460	—	698	3,762	4,460	(2,500)	7/21/2005	0	to	50	YEARS
TRU Poughkeepsie, NY	—	662	4,578	5,240	—	662	4,578	5,240	(2,704)	7/21/2005	0	to	50	YEARS
TRU Norwalk, CT	—	2,420	5,172	7,592	—	2,420	5,172	7,592	(2,268)	7/21/2005	0	to	50	YEARS
TRU Austin(So), TX	—	967	3,878	4,845	—	967	3,878	4,845	(1,964)	7/21/2005	0	to	50	YEARS
TRU Corpus Christi, TX	—	1,224	2,925	4,149	—	1,224	2,925	4,149	(1,818)	7/21/2005	0	to	50	YEARS
TRU Lafayette, LA	—	1,155	2,514	3,669	—	1,155	2,514	3,669	(1,313)	7/21/2005	0	to	50	YEARS
TRU Mc Allen, TX	—	2,438	2,615	5,053	—	2,438	2,615	5,053	(1,360)	7/21/2005	0	to	50	YEARS
TRU Manchester, NH	—	578	2,867	3,445	—	578	2,867	3,445	(1,924)	7/21/2005	0	to	50	YEARS
TRU Salem, NH	—	2,622	4,027	6,649	—	2,622	4,027	6,649	(2,181)	7/21/2005	0	to	50	YEARS
TRU South Arlington, TX	—	1,819	3,975	5,794	—	1,819	3,975	5,794	(2,463)	7/21/2005	0	to	50	YEARS
TRU Lewisville, TX	—	1,400	2,787	4,187	—	1,400	2,787	4,187	(1,525)	7/21/2005	0	to	50	YEARS
TRU Tigard, OR	—	1,501	3,874	5,375	—	1,501	3,874	5,375	(2,690)	7/21/2005	0	to	50	YEARS
TRU Annapolis, MD	—	5,007	4,176	9,183	—	5,007	4,176	9,183	(2,174)	7/21/2005	0	to	50	YEARS
TRU Winchester, VA	—	4	2,515	2,519	—	4	2,515	2,519	(1,366)	7/21/2005	0	to	50	YEARS
TRU Fredericksburg, VA	—	1,500	1,711	3,211	—	1,500	1,711	3,211	(942)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 1, 2014
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Norfolk, VA	—	821	3,077	3,898	—	821	3,077	3,898	(2,272)	7/21/2005	0	to	50	YEARS
TRU Golden Ring, MD	—	1,426	3,759	5,185	—	1,426	3,759	5,185	(2,284)	7/21/2005	0	to	50	YEARS
TRU Johnson City, TN	—	1,434	2,552	3,986	—	1,434	2,552	3,986	(1,372)	7/21/2005	0	to	50	YEARS
TRU Cary, NC	—	1,056	2,833	3,889	—	1,056	2,833	3,889	(1,476)	7/21/2005	0	to	50	YEARS
TRU Dadeland, FL	—	3,052	4,426	7,478	—	3,052	4,426	7,478	(3,007)	7/21/2005	0	to	50	YEARS
TRU Orlando III , FL	—	3,550	4,102	7,652	—	3,550	4,102	7,652	(2,282)	7/21/2005	0	to	50	YEARS
TRU Pembroke Pines, FL	—	2,986	3,214	6,200	—	2,986	3,214	6,200	(1,469)	7/21/2005	0	to	50	YEARS
TRU Rivergate, TN	—	1,910	3,042	4,952	—	1,910	3,042	4,952	(2,139)	7/21/2005	0	to	50	YEARS
TRU Birmingham II, AL	—	3,225	3,706	6,931	—	3,225	3,706	6,931	(2,102)	7/21/2005	0	to	50	YEARS
TRU Pineville, NC	—	1,783	2,233	4,016	(313)	1,470	2,233	3,703	(1,157)	7/21/2005	0	to	50	YEARS
TRU Franklin, TN	—	1,208	2,951	4,159	—	1,208	2,951	4,159	(1,205)	7/21/2005	0	to	50	YEARS
TRU Germantown, TN	—	1,179	2,331	3,510	—	1,179	2,331	3,510	(1,008)	7/21/2005	0	to	50	YEARS
TRU Castleton, IN	—	559	3,049	3,608	—	559	3,049	3,608	(1,967)	7/21/2005	0	to	50	YEARS
TRU Florence, KY	—	884	2,579	3,463	—	884	2,579	3,463	(1,848)	7/21/2005	0	to	50	YEARS
TRU Southgate, MI	—	218	2,603	2,821	—	218	2,603	2,821	(2,200)	7/21/2005	0	to	50	YEARS
TRU Madison Heights, MI	—	256	4,314	4,570	—	256	4,314	4,570	(3,129)	7/21/2005	0	to	50	YEARS
TRU Sterling Hghts, MI	—	1,395	3,555	4,950	—	1,395	3,555	4,950	(2,418)	7/21/2005	0	to	50	YEARS
TRU Westland, MI	—	752	4,025	4,777	—	752	4,025	4,777	(2,582)	7/21/2005	0	to	50	YEARS
TRU Des Moines, IA	—	824	2,879	3,703	—	824	2,879	3,703	(1,690)	7/21/2005	0	to	50	YEARS
TRU Mid Rivers, MO	—	1,117	3,053	4,170	—	1,117	3,053	4,170	(1,759)	7/21/2005	0	to	50	YEARS
TRU Fairview Hts, IL	—	1,217	3,152	4,369	—	1,217	3,152	4,369	(1,871)	7/21/2005	0	to	50	YEARS
TRU Westminster, CO	—	1,599	3,408	5,007	—	1,599	3,408	5,007	(1,942)	7/21/2005	0	to	50	YEARS
TRU Appleton, WI	—	851	3,062	3,913	—	851	3,062	3,913	(1,517)	7/21/2005	0	to	50	YEARS
TRU Kingston, MA	—	2,671	2,951	5,622	—	2,671	2,951	5,622	(1,629)	7/21/2005	0	to	50	YEARS
TRU Brockton, MA	—	1,205	2,978	4,183	—	1,205	2,978	4,183	(1,674)	7/21/2005	0	to	50	YEARS
TRU No Attlboro, MA	—	2,664	3,857	6,521	—	2,664	3,857	6,521	(1,988)	7/21/2005	0	to	50	YEARS
TRU Colerain, OH	—	673	3,304	3,977	—	673	3,304	3,977	(2,135)	7/21/2005	0	to	50	YEARS
TRU Clermont, OH	—	882	2,836	3,718	—	882	2,836	3,718	(1,937)	7/21/2005	0	to	50	YEARS
TRU Columbus-Hamilton, OH	—	690	2,702	3,392	—	690	2,702	3,392	(1,523)	7/21/2005	0	to	50	YEARS
TRU Miamisburg, OH	—	1,271	3,191	4,462	—	1,271	3,191	4,462	(2,053)	7/21/2005	0	to	50	YEARS
TRU Dublin, OH	—	1,179	2,719	3,898	—	1,179	2,719	3,898	(1,532)	7/21/2005	0	to	50	YEARS
TRU Chapel Hill, OH	—	811	2,805	3,616	—	811	2,805	3,616	(1,783)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 1, 2014
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Mentor, OH	—	901	3,567	4,468	—	901	3,567	4,468	(2,157)	7/21/2005	0	to	50	YEARS
TRU Elyria, OH	—	716	2,971	3,687	—	716	2,971	3,687	(1,750)	7/21/2005	0	to	50	YEARS
TRU Boardman Twp., OH	—	370	2,508	2,878	—	370	2,508	2,878	(1,436)	7/21/2005	0	to	50	YEARS
TRU Canton Realty, OH	—	724	1,679	2,403	—	724	1,679	2,403	(1,210)	7/21/2005	0	to	50	YEARS
TRU Toledo, OH	—	1,266	3,872	5,138	—	1,266	3,872	5,138	(2,623)	7/21/2005	0	to	50	YEARS
TRU North Toledo, OH	—	549	2,212	2,761	—	549	2,212	2,761	(1,121)	7/21/2005	0	to	50	YEARS
TRU Sandusky, OH	—	956	1,277	2,233	—	956	1,277	2,233	(637)	7/21/2005	0	to	50	YEARS
TRU Allentown, PA	—	1,250	4,706	5,956	—	1,250	4,706	5,956	(3,048)	7/21/2005	0	to	50	YEARS
TRU Wilkes-Barre, PA	—	550	3,579	4,129	—	550	3,579	4,129	(2,356)	7/21/2005	0	to	50	YEARS
TRU Scranton, PA	—	1,372	3,418	4,790	—	1,372	3,418	4,790	(2,076)	7/21/2005	0	to	50	YEARS
TRU King Of Prussia, PA	—	800	4,993	5,793	(4,965)	753	75	828	(74)	7/21/2005	0	to	50	YEARS
TRU York, PA	—	606	2,032	2,638	—	606	2,032	2,638	(1,354)	7/21/2005	0	to	50	YEARS
TRU Oxford Valley, PA	—	780	5,001	5,781	—	780	5,001	5,781	(2,802)	7/21/2005	0	to	50	YEARS
TRU Granite Run, PA	—	1,149	4,499	5,648	—	1,149	4,499	5,648	(2,959)	7/21/2005	0	to	50	YEARS
TRU Williamsport, PA	—	478	1,936	2,414	—	478	1,936	2,414	(796)	7/21/2005	0	to	50	YEARS
TRU Franklin Hills, PA	—	2,364	3,845	6,209	—	2,364	3,845	6,209	(1,985)	7/21/2005	0	to	50	YEARS
TRU Reading, PA	—	3,767	2,305	6,072	1,489	5,058	2,503	7,561	(1,173)	7/21/2005	0	to	50	YEARS
TRU Johnstown, PA	—	765	1,404	2,169	—	765	1,404	2,169	(606)	7/21/2005	0	to	50	YEARS
TRU Erie, PA	—	1,434	4,178	5,612	—	1,434	4,178	5,612	(2,492)	7/21/2005	0	to	50	YEARS
TRU Monroeville, PA	—	2,084	5,140	7,224	—	2,084	5,140	7,224	(2,994)	7/21/2005	0	to	50	YEARS
TRU Center Twp, PA	—	617	4,549	5,166	—	617	4,549	5,166	(2,666)	7/21/2005	0	to	50	YEARS
BRU Everett, MA	—	—	3,806	3,806	—	—	3,806	3,806	(2,119)	7/21/2005	0	to	50	YEARS
BRU Holland(Toledo),OH	—	—	1,633	1,633	—	—	1,633	1,633	(567)	7/21/2005	0	to	50	YEARS
BRU N. Attleboro, MA	—	—	1,852	1,852	—	—	1,852	1,852	(806)	7/21/2005	0	to	50	YEARS
BRU Reynoldsburg(Columbus),OH	—	—	2,486	2,486	—	—	2,486	2,486	(1,255)	7/21/2005	0	to	50	YEARS
BRU Boardman, OH	—	—	1,312	1,312	—	—	1,312	1,312	(538)	7/21/2005	0	to	50	YEARS
TRU N. Dartmouth, MA	—	—	2,038	2,038	—	—	2,038	2,038	(949)	7/21/2005	0	to	50	YEARS
TRU St. Clairsville, OH	—	—	3,544	3,544	—	—	3,544	3,544	(1,982)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT FEBRUARY 1, 2014
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU North Olmsted, OH	—	—	3,774	3,774	—	—	3,774	3,774	(2,091)	7/21/2005	0	to	50	YEARS
TRU Montrose, OH	—	—	2,184	2,184	—	—	2,184	2,184	(1,204)	7/21/2005	0	to	50	YEARS
TRU Ross Park Mall, PA	—	—	4,652	4,652	—	—	4,652	4,652	(2,879)	7/21/2005	0	to	50	YEARS
TRU Cranberry, PA	—	—	3,085	3,085	—	—	3,085	3,085	(1,562)	7/21/2005	0	to	50	YEARS
TOTAL		$167,342	$401,015	$568,357	$(4,281)	$168,273	$395,803	$564,076	$(211,140)
Reconciliations of gross amount at which assets are carried for the three fiscal years ended 2013, 2012 and 2011 are as follows:

	Fiscal Year (in thousands)
	2013	2012	2011
Balance at beginning of fiscal year	$575,395	$575,395	$575,395
Additions (Deductions) during year:
Cost of real estate sold	(7,446)	—	—
Asset disposals/retirements (1)	(3,873)	—	—
Balance at close of fiscal year	$564,076	$575,395	$575,395
Reconciliations of accumulated depreciation for the three fiscal years ended 2013, 2012 and 2011 are as follows:

	Fiscal Year (in thousands)
	2013	2012	2011
Balance at beginning of fiscal year	$206,669	$193,028	$180,696
Additions (Deductions) during year:
Accumulated depreciation on real estate sold	(4,060)	—	—
Provision for depreciation	12,404	13,641	12,332
Asset disposals/retirements (1)	(3,873)	—	—
Balance at close of fiscal year	$211,140	$206,669	$193,028
(1) Assets disposed of in connection with lease terminations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of management, including our principal executive and principal financial officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (1992).
Based on this assessment, management concluded that, as of February 1, 2014, our internal control over financial reporting was effective.
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
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
TRU Propco II Master Lease
We own fee and ground leasehold interests in 125 properties in the United States (collectively, the “Properties” and each, a “Property”), which we lease on a triple-net basis to Toys-Delaware pursuant to the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). Set forth below are the principal terms of the TRU Propco II Master Lease.
Parties
TRU Propco II, as the “Landlord,” and Toys-Delaware, as the “Tenant.”
Leased properties
125 properties, comprising either fee interests or ground-leased land and the improvements thereon.
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
Tenant’s termination rights with respect to an uneconomic property
The Tenant may request a termination of the TRU Propco II Master Lease with respect to a Property if, in the good faith judgment of the Tenant, such Property becomes or imminently will become, and will remain for the foreseeable future, uneconomic or unsuitable for its then primary use. If and when the Landlord (using reasonable, good faith efforts to sell such Property) is able sell the Property at its fair market value (unencumbered by the TRU Propco II Master Lease), the TRU Propco II Master Lease with respect to such Property will terminate and, in addition to its sale proceeds, the Landlord will receive from the Tenant a termination payment equal to the excess (if any) of the net present value of the base rent for the Property over its remaining term, discounted at 10% per annum, over the sales proceeds for the Property received by the Landlord.
Base rent
The Tenant agreed to pay to the Landlord base rent for the term of the TRU Propco II Master Lease for each Property.
The net base cash rents to be paid by the Tenant to us under the TRU Propco II Master Lease, effective November 20, 2009, increased to approximately $91 million per annum, net of rents due to third parties. As of February 1, 2014, the base rents to be paid by Toys-Delaware were approximately $89 million per annum, reduced for lease terminations and properties sold. The rental payments are subject to 10% increases on February 1, 2015, February 1, 2020 and February 1, 2025. If Tenant requests Landlord to make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property, and Landlord agrees to such request, or if Landlord offers to Tenant that Landlord make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property and Tenant accepts such offer, then the base rent for such Leased Property shall be increased by an amount agreed upon by the parties to reflect a rental increase that would be agreed upon by a landlord and tenant, who are unrelated to one another and dealing with each other on an arm’s length basis, in consideration for such capital improvement or payment by Landlord, taking into account then-market conditions and the terms and conditions of this TRU Propco II Master Lease. For clarity, any making of any request, agreement, offer or acceptance referred to above in this section shall be in the sole discretion of each of Landlord and Tenant.
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
Additional rent
In addition to the base rents described above, the Tenant will pay, directly to third party ground lessors, the rents owed under the ground leases affecting certain Properties. The Tenant will also pay when due, directly to the parties entitled to receive the same, all real estate taxes, insurance premiums, utility charges and common area or association charges or dues.
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
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. Some of these costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2013, 2012 and 2011, we earned related party Base rent revenues of $104 million, $107 million and $106 million respectively. In addition, we recorded Tenant reimbursements of $13 million during fiscals 2013, 2012 and 2011, respectively under the TRU Propco II Master Lease with Toys-Delaware.
Termination Payments
The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $12 million in fiscal 2013 in Earnings from discontinued operations within our Statement of Operations. We did not record any termination payments in fiscals 2012 or 2011.
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
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses in the Statements of Operations. The amount charged to us for these services was $1 million during fiscal 2013 and $2 million during fiscals 2012 and 2011, respectively.
Transactions with the Sponsors
Investment funds or accounts advised by affiliates of Kohlberg Kravis Roberts & Co. L.P., owned $5 million of the Secured Notes as of February 1, 2014 and February 2, 2013, respectively. See Note 6 to the Financial Statements entitled “LONG-TERM DEBT” for further details.
Due from Affiliate, Net
As of February 1, 2014 and February 2, 2013, Due from affiliate, net of $4 million and $5 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.
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
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the audit of our Financial Statements for fiscals 2013 and 2012.
Audit Fees
Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively “D&T”) provided professional services to TRU and its consolidated subsidiaries for fiscals 2013 and 2012. A portion of these costs have been allocated to TRU Propco II.
The aggregate fees billed by D&T for professional services rendered on our behalf for the audits of the annual Financial Statements for fiscals 2013 and 2012 and for the reviews of our Quarterly Reports on Form 10-Q for those fiscal years were estimated as follows:

	Fiscal 2013	Fiscal 2012
Audit Fees	$217,000	$222,581

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Date: May 2, 2014
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated at Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), the Managing Member of Giraffe Holdings, LLC, the Managing Member of Giraffe Junior Holdings, LLC, the Managing Member of Toys “R” Us Property Company II, LLC, such person performing the similar functions of a board of directors of the registrant, on May 2, 2014.

Signature	Title

/s/ Antonio Urcelay	Chief Executive Officer of Toys-Delaware
Antonio Urcelay

/s/ F. Clay Creasey, Jr.	Executive Vice President — Chief Financial Officer of Toys-Delaware and President and Chief Financial Officer of the registrant (Principal Executive and Financial Officer of the registrant)
F. Clay Creasey, Jr.

/s/ Charles D. Knight	Senior Vice President — Controller of Toys-Delaware
Charles D. Knight	(Principal Accounting Officer of the registrant)

/s/ F. Clay Creasey, Jr.	Authorized officer of the Managing Member of the Company
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

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on May 2, 2014 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document