Form 10-Q
period 2014-05-03
Toys R Us Property Co II, LLC
filed 2014-06-17
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014 Commission file number 333-168515
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
As of June 17, 2014, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	May 3, 2014	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$78,374	$49,178
Due from affiliate, net	4,113	4,334
Prepaid expenses	1,478	1,331
Total current assets	83,965	54,843
Real Estate, Net:
Land	168,273	168,273
Buildings, net	150,602	151,932
Property and leasehold improvements, net	31,261	32,731
Total real estate, net	350,136	352,936
Straight-line rent receivable from affiliate	85,838	82,607
Debt issuance costs	12,855	13,758
Total Assets	$532,794	$504,144

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$26,072	$10,666
Real estate taxes payable	4,992	4,831
Deferred related party revenue	6,690	—
Deferred third party rent liabilities	4	5
Other current liabilities	457	422
Total current liabilities	38,215	15,924
Long-term debt	719,533	719,211
Deferred third party rent liabilities	13,392	13,284
Member’s deficit	(238,346)	(244,275)
Total Liabilities and Member’s Deficit	$532,794	$504,144
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In thousands)	May 3, 2014	May 4, 2013
Rental revenues:
Base rents	$26,474	$26,577
Tenant reimbursements	3,210	3,133
Total revenues	29,684	29,710
Depreciation	2,800	2,830
Rental expense	678	661
Common area maintenance expenses	3,210	3,133
Other operating expenses	445	416
Total operating expenses	7,133	7,040
Operating earnings	22,551	22,670
Interest expense, net	16,622	16,596
Earnings from continuing operations	5,929	6,074
Earnings from discontinued operations	—	7,489
Net earnings	$5,929	$13,563
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In thousands)	May 3, 2014	May 4, 2013
Cash Flows from Operating Activities:
Net earnings	$5,929	$13,563
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	2,800	3,894
Amortization of debt issuance costs	903	903
Amortization of original issue discount	322	296
Gain on sale of real estate	—	(511)
Changes in operating assets and liabilities:
Due from affiliate, net	221	(5,732)
Prepaid expenses	(147)	(108)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(3,124)	(3,467)
Accrued interest, Real estate taxes payable and Other current liabilities	15,602	15,447
Deferred related party revenue	6,690	(505)
Net cash provided by operating activities	29,196	23,780
Cash Flows from Investing Activities:
Proceeds from sale of real estate	—	1,741
Net cash provided by investing activities	—	1,741
Cash and cash equivalents:
Net increase during period	29,196	25,521
Cash and cash equivalents at beginning of period	49,178	27,658
Cash and cash equivalents at end of period	$78,374	$53,179
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member’s Deficit
Balance, February 2, 2013	$(264,713)
Net earnings	13,563
Balance, May 4, 2013	$(251,150)

Balance, February 1, 2014	$(244,275)
Net earnings	5,929
Balance, May 3, 2014	$(238,346)
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
The Condensed Balance Sheets as of May 3, 2014 and February 1, 2014, the Condensed Statements of Operations, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the thirteen weeks ended May 3, 2014 and May 4, 2013, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Balance Sheet at February 1, 2014, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Adoption of New Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments, effective February 2, 2014. As a result of the adoption, results of operations for properties that are disposed of (or classified as held for sale) in the ordinary course of business on or subsequent to February 2, 2014 would be included in continuing operations on the Statements of Operations, to the extent such disposals do not meet the criteria for classification as a discontinued operation described above. Any related gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented in Other operating expenses on the Statements of Operations. Additionally, termination payments would be recorded in Base rents. For disposals prior to February 2, 2014, which were not subject to the early adoption of ASU 2014-08, the Company continued to report the gain on sale and results of operations prior to the sale as discontinued operations for the period ended May 4, 2013 in our Condensed Statement of Operations. During the thirteen weeks ended May 3, 2014, we did not dispose of any properties.

2. Real estate, net

(In thousands)	May 3, 2014	February 1, 2014
Land	$168,273	$168,273
Buildings	267,383	267,383
Property and leasehold improvements	128,420	128,420
	564,076	564,076
Less: accumulated depreciation	(213,940)	(211,140)
Total	$350,136	$352,936

3. Discontinued operations
During the thirteen weeks ended May 4, 2013, we sold an owned property to an unrelated third party for proceeds of $2 million, resulting in a net gain of less than $1 million. Additionally, we had an early termination of a ground lease, and had a ground lease expire with an unrelated third party landlord for which we opted not to exercise the renewal option. The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $7 million for the thirteen weeks ended May 4, 2013.
The operating results of properties classified as discontinued operations have been segregated from continuing operations and reported separately as Earnings from discontinued operations on the Condensed Statement of Operations for the thirteen weeks ended May 4, 2013. Discontinued operations also include the results of properties disposed of during the remainder of the fiscal year ended February 1, 2014. These amounts have been summarized below:

(In thousands)
Total revenues (1)	$7,620
Earnings from discontinued operations	$7,489
(1) Includes termination payments from Toys-Delaware.

4. Long-term debt
As of May 3, 2014 and February 1, 2014, the carrying value of our debt was $720 million and $719 million, respectively, with a fair value of $740 million and $739 million, respectively. The fair value of our long-term debt was estimated using Level 1 inputs, which represent quoted market prices of our debt instrument.

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
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short-term maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy. We had cash equivalents of $78 million and $49 million at May 3, 2014 and February 1, 2014, respectively.

6. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the thirteen weeks ended May 3, 2014 and May 4, 2013, we did not make any cash distributions.

7. Related party transactions
Rental Revenues
Our Rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The master lease agreement provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended May 3, 2014 and May 4, 2013, we earned related party Base rent revenues of $26 million and $27 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of $3 million under the TRU Propco II Master Lease during each of the thirteen weeks ended May 3, 2014 and May 4, 2013.
Termination Payments
As discussed in Note 3 entitled “Discontinued operations,” the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We did not record any termination payments for the thirteen weeks ended May 3, 2014. We recorded termination payments of $7 million for the thirteen weeks ended May 4, 2013.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses on the Condensed Statements of Operations. During each of the thirteen weeks ended May 3, 2014 and May 4, 2013, the amounts charged to us for these services were less than $1 million.
Due from Affiliate, Net
As of May 3, 2014 and February 1, 2014, Due from affiliate, net of $4 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

8. Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and Condensed Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

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

Results of Operations
Earnings from Continuing Operations

	13 Weeks Ended
($ In thousands)	May 3, 2014	May 4, 2013	$ Change	% Change
Earnings from continuing operations	$5,929	$6,074	$(145)	(2.4)%
Earnings from continuing operations decreased by $0.1 million to $6.0 million for the thirteen weeks ended May 3, 2014, compared to $6.1 million for the same period last year.

Total Revenues

	13 Weeks Ended
($ In thousands)	May 3, 2014	May 4, 2013	$ Change	% Change
Total revenues	$29,684	$29,710	$(26)	(0.1)%
Total revenues decreased by less than $0.1 million for the thirteen weeks ended May 3, 2014, compared to the same period last year.

Depreciation

	13 Weeks Ended
($ In thousands)	May 3, 2014	May 4, 2013	$ Change	% Change
Depreciation	$2,800	$2,830	$(30)	(1.1)%
Depreciation decreased by less than $0.1 million for the thirteen weeks ended May 3, 2014, compared to the same period last year.

Rental Expense

	13 Weeks Ended
($ In thousands)	May 3, 2014	May 4, 2013	$ Change	% Change
Rental expense	$678	$661	$17	2.6%
Rental expense increased by less than $0.1 million for the thirteen weeks ended May 3, 2014, compared to the same period last year.

Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands)	May 3, 2014	May 4, 2013	$ Change	% Change
Common area maintenance expenses	$3,210	$3,133	$77	2.5%
Common area maintenance expenses increased by $0.1 million to $3.2 million for the thirteen weeks ended May 3, 2014, compared to $3.1 million for the same period last year. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses

	13 Weeks Ended
($ In thousands)	May 3, 2014	May 4, 2013	$ Change	% Change
Other operating expenses	$445	$416	$29	7.0%
Other operating expenses increased by less than $0.1 million for the thirteen weeks ended May 3, 2014, compared to the same period last year. The increase was primarily due to an increase in management service fees charged by Toys-Delaware.

Interest Expense, Net

	13 Weeks Ended
($ In thousands)	May 3, 2014	May 4, 2013	$ Change	% Change
Interest expense, net	$16,622	$16,596	$26	0.2%
Interest expense, net increased by less than $0.1 million for the thirteen weeks ended May 3, 2014, compared to the same period last year.

Earnings from Discontinued Operations

	13 Weeks Ended
($ In thousands)	May 3, 2014	May 4, 2013	$ Change	% Change
Earnings from discontinued operations	$—	$7,489	$(7,489)	(100.0)%
We did not have Earnings from discontinued operations for the thirteen weeks ended May 3, 2014. Earnings from discontinued operations for the thirteen weeks ended May 4, 2013 consisted primarily of termination payments of $7.4 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for an early lease termination, a lease expiration for which we opted not to exercise the renewal option and one property sold.

Liquidity and Capital Resources
Overview
As of May 3, 2014, we were in compliance with all of the covenants related to the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of May 3, 2014.

We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for at least the next twelve months.
Cash Flows

	13 Weeks Ended
(In thousands)	May 3, 2014	May 4, 2013	Change
Net cash provided by operating activities	$29,196	$23,780	$5,416
Net cash provided by investing activities	—	1,741	(1,741)
Net increase during period in cash and cash equivalents	$29,196	$25,521	$3,675
Cash Flows Provided by Operating Activities
During the thirteen weeks ended May 3, 2014, Net cash provided by operating activities was $29.2 million, compared to $23.8 million for the thirteen weeks ended May 4, 2013. The increase in Net cash provided by operating activities was primarily due to an increase in collections of base rent due to timing of rental payments received, partially offset by a termination payment received from Toys-Delaware as required under the TRU Propco II Master Lease during the thirteen weeks ended May 4, 2013.
Cash Flows Provided by Investing Activities
The Net cash provided by investing activities for the thirteen weeks ended May 4, 2013 was due to proceeds received from the sale of real estate of $1.7 million.

Debt
Refer to the Annual Report on Form 10-K and Note 4 to the Condensed Financial Statements entitled “Long-term debt” for further details regarding our debt.

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for details on our contractual obligations and commitments.

Critical Accounting Policies
Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended February 1, 2014, for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments in ASU 2014-08, effective February 2, 2014. As a result of the adoption of ASU 2014-08, results of operations for properties that are disposed of (or classified as held for sale) in the ordinary course of business on or subsequent to February 2, 2014 would be included in continuing operations on the Statements of Operations, to the extent such disposals do not meet the criteria for classification as a discontinued operation described above. Any related gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented in Other operating expenses on the Statements of Operations. Additionally, termination payments would be recorded in Base rents. For disposals prior to February 2, 2014, which were not subject to the early adoption of ASU 2014-08, the Company continued to report the gain on sale and results of operations prior to the sale as discontinued operations for the period ended May 4, 2013 in our Condensed Statement of Operations.
In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The Company adopted the amendments in ASU 2013-07, effective February 2, 2014. The adoption did not have an impact on our Condensed Financial Statements.
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The Company adopted the amendments in ASU 2013-04, effective February 2, 2014. The adoption did not have an impact on our Condensed Financial Statements.

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
These statements are subject to risks, uncertainties, and other factors, including, among others, the seasonality of Toys-Delaware’s business, competition in the retail industry, changes in Toys-Delaware's product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, Toys-Delaware's ability to implement its strategy including implementing initiatives for season, the availability of adequate financing to us, Toys-Delaware and TRU, access to trade credit, changes in consumer preferences, changes in employment legislation, Toys-Delaware's dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware's international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware's stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware's business, Toys-Delaware's and TRU's respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on May 2, 2014 and in our reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission's rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no change in our exposure to market risk during the thirteen weeks ended May 3, 2014. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: June 17, 2014	/s/ F. Clay Creasey, Jr.
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen weeks ended May 3, 2014 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on June 17, 2014 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document