Form 10-Q
period 2014-08-02
Toys R Us Property Co II, LLC
filed 2014-09-16
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014 Commission file number 333-168515
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
As of September 16, 2014, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	August 2, 2014	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$64,103	$49,178
Due from affiliate, net	7,697	4,334
Prepaid expenses	968	1,331
Total current assets	72,768	54,843
Real Estate, Net:
Land	165,677	168,273
Buildings, net	147,364	151,932
Property and leasehold improvements, net	29,807	32,731
Total real estate, net	342,848	352,936
Straight-line rent receivable from affiliate	88,603	82,607
Debt issuance costs	11,952	13,758
Total Assets	$516,171	$504,144

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$10,608	$10,666
Real estate taxes payable	5,015	4,831
Deferred related party revenue	6,892	—
Deferred third party rent liabilities	4	5
Other current liabilities	347	422
Total current liabilities	22,866	15,924
Long-term debt	719,863	719,211
Deferred third party rent liabilities	13,500	13,284
Member’s deficit	(240,058)	(244,275)
Total Liabilities and Member’s Deficit	$516,171	$504,144
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Rental revenues:
Base rents	$28,452	$25,815	$54,926	$52,392
Tenant reimbursements	3,205	3,207	6,415	6,340
Total revenues	31,657	29,022	61,341	58,732
Depreciation	2,770	2,928	5,570	5,758
Rental expense	679	678	1,357	1,339
Common area maintenance expenses	3,205	3,207	6,415	6,340
Other operating expenses, net	3,607	435	4,052	851
Total operating expenses	10,261	7,248	17,394	14,288
Operating earnings	21,396	21,774	43,947	44,444
Interest expense, net	16,572	16,545	33,194	33,141
Earnings from continuing operations	4,824	5,229	10,753	11,303
Earnings from discontinued operations	—	4,398	—	11,887
Net earnings	$4,824	$9,627	$10,753	$23,190
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In thousands)	August 2, 2014	August 3, 2013
Cash Flows from Operating Activities:
Net earnings	$10,753	$23,190
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	5,570	6,823
Amortization of debt issuance costs	1,806	1,807
Amortization of original issue discount	652	598
Loss (gain) on sale of real estate	3,163	(547)
Changes in operating assets and liabilities:
Due from affiliate, net	(3,363)	156
Prepaid expenses	363	475
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(5,781)	(6,452)
Accrued interest, Real estate taxes payable and Other current liabilities	51	6
Deferred related party revenue	6,892	(313)
Net cash provided by operating activities	20,106	25,743
Cash Flows from Investing Activities:
Proceeds from sale of real estate	1,355	3,933
Net cash provided by investing activities	1,355	3,933
Cash Flows from Financing Activities:
Distributions	(6,536)	(7,234)
Net cash used in financing activities	(6,536)	(7,234)
Cash and cash equivalents:
Net increase during period	14,925	22,442
Cash and cash equivalents at beginning of period	49,178	27,658
Cash and cash equivalents at end of period	$64,103	$50,100
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member’s Deficit
Balance, February 2, 2013	$(264,713)
Net earnings	23,190
Distributions	(7,234)
Balance, August 3, 2013	$(248,757)

Balance, February 1, 2014	$(244,275)
Net earnings	10,753
Distributions	(6,536)
Balance, August 2, 2014	$(240,058)
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
The Condensed Balance Sheets as of August 2, 2014 and February 1, 2014, the Condensed Statements of Operations for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the twenty-six weeks ended August 2, 2014 and August 3, 2013, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Balance Sheet at February 1, 2014, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Adoption of New Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments, effective February 2, 2014. As a result of the adoption, results of operations for properties that are disposed of (or classified as held for sale) in the ordinary course of business on or subsequent to February 2, 2014 are included in continuing operations on the Statements of Operations, to the extent such disposals do not meet the criteria for classification as a discontinued operation described above. Any related gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation is presented in Other operating expenses, net on the Statements of Operations. Additionally, termination payments are recorded in Base rents. These were previously included in Earnings from discontinued operations. For disposals prior to February 2, 2014, which were not subject to the early adoption of ASU 2014-08, the Company continued to report the gain on sale and results of operations prior to the sale as discontinued operations for the periods ended August 3, 2013 in our Condensed Statements of Operations. During the thirteen and twenty-six weeks ended August 2, 2014, we sold one owned property and a non-operating parcel to unrelated third parties, which did not meet the criteria for classification as discontinued operations.

2. Real estate, net

(In thousands)	August 2, 2014	February 1, 2014
Land	$165,677	$168,273
Buildings	264,695	267,383
Property and leasehold improvements	128,300	128,420
	558,672	564,076
Less: accumulated depreciation	(215,824)	(211,140)
Total	$342,848	$352,936
During the thirteen and twenty-six weeks ended August 2, 2014, we sold one owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $3 million, which is included in Other operating expenses, net. The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded a termination payment of $3 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, in Base rents in the Condensed Statement of Operations.

3. Discontinued operations
During the thirteen weeks ended August 3, 2013, we sold an owned property and a non-operating parcel to unrelated third parties for proceeds of $2 million, resulting in a nominal gain. During the twenty-six weeks ended August 3, 2013, we sold two owned properties and a non-operating parcel to unrelated third parties for proceeds of $4 million, resulting in a net gain of $1 million. Additionally, we had an early termination of a ground lease and had a ground lease expire with an unrelated third party landlord for which we opted not to exercise the renewal option. As per the terms of the TRU Propco II Master Lease, we recorded termination payments of $5 million and $12 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively.
The operating results of properties classified as discontinued operations have been segregated from continuing operations and reported separately as Earnings from discontinued operations on the Condensed Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2013. These amounts have been summarized below:

(In thousands)	13 Weeks Ended
Total revenues (1)	$4,349
Earnings from discontinued operations	$4,398

(In thousands)	26 Weeks Ended
Total revenues (1)	$11,968
Earnings from discontinued operations	$11,887
(1) Includes termination payments from Toys-Delaware.

4. Long-term debt
As of August 2, 2014 and February 1, 2014, the carrying value of our debt was $720 million and $719 million, respectively, with a fair value of $729 million and $739 million, respectively. The fair value of our long-term debt was estimated using Level 1 inputs, which represent quoted market prices of our debt instrument.

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
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short-term maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy. We had cash equivalents of $55 million and $49 million at August 2, 2014 and February 1, 2014, respectively.

6. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the twenty-six weeks ended August 2, 2014 and August 3, 2013, we made cash distributions of $7 million in dividends, respectively.

7. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended August 2, 2014 and August 3, 2013, we earned related party Base rent revenues of $26 million and $25 million, respectively, excluding termination payments from Toys-Delaware. During the twenty-six weeks ended August 2, 2014 and August 3, 2013, we earned related party Base rent revenues of $52 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of $3 million under the TRU Propco II Master Lease during each of the thirteen weeks ended August 2, 2014 and August 3, 2013. During each of the twenty-six weeks ended August 2, 2014 and August 3, 2013, we recorded Tenant reimbursements of $6 million, respectively.
Termination Payments
As discussed in Note 2 entitled “Real estate, net,” and Note 3 entitled “Discontinued operations,” the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded a termination payment of $3 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively. We recorded termination payments of $5 million and $12 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under a Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses, net on the Condensed Statements of Operations. During each of the thirteen weeks ended August 2, 2014 and August 3, 2013, the amounts charged to us for these services were less than $1 million. During each of the twenty-six weeks ended August 2, 2014 and August 3, 2013, the amounts charged to us for these services were $1 million.
Due from Affiliate, Net
As of August 2, 2014 and February 1, 2014, Due from affiliate, net of $8 million and $4 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware. The Due from affiliate, net balance as of August 2, 2014 includes a termination payment due from Toys-Delaware of $3 million.

8. Recent accounting pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after

December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our Condensed Financial Statements.
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

Our Business
We are a special purpose entity owned indirectly by Toys “R” Us, Inc. (“TRU”), through Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) and formed in July 2005. We own fee and ground leasehold interests in 124 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.

Results of Operations
Earnings from continuing operations includes the results of properties disposed of in the current period, whereas the results of properties disposed of in the prior year are presented in Earnings from discontinued operations. Refer to “Recently Adopted Accounting Pronouncements” below for further details.
Total Revenues

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Total revenues	$31,657	$29,022	$2,635	9.1%	$61,341	$58,732	$2,609	4.4%
Total revenues increased by $2.7 million to $31.7 million for the thirteen weeks ended August 2, 2014, compared to $29.0 million for the same period last year and increased by $2.6 million to $61.3 million for the twenty-six weeks ended August 2, 2014, compared to $58.7 million for the same period last year. The increase in both periods was primarily due to a termination payment of $3.1 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for one property sold.

Depreciation

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Depreciation	$2,770	$2,928	$(158)	(5.4)%	$5,570	$5,758	$(188)	(3.3)%
Depreciation decreased by $0.2 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, compared to the same periods last year. The decrease was primarily due to assets that were fully depreciated in the current year.  Additionally contributing to the decrease was accelerated depreciation taken in the prior year for a property, which we committed to exit prior to the end of the useful lives of the assets.

Rental Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Rental expense	$679	$678	$1	0.1%	$1,357	$1,339	$18	1.3%
Rental expense increased by less than $0.1 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, compared to the same periods last year.

Common Area Maintenance Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Common area maintenance expenses	$3,205	$3,207	$(2)	(0.1)%	$6,415	$6,340	$75	1.2%
Common area maintenance expenses decreased by less than $0.1 million for the thirteen weeks ended August 2, 2014 and increased by $0.1 million for the twenty-six weeks ended August 2, 2014, compared to the same periods last year. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Other operating expenses, net	$3,607	$435	$3,172	729.2%	$4,052	$851	$3,201	376.1%
Other operating expenses, net increased by $3.2 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, compared to the same periods last year. The increase in both periods was primarily due to the sale of an owned property and a non-operating parcel to unrelated third parties, which resulted in a net loss of $3.2 million.

Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Interest expense, net	$16,572	$16,545	$27	0.2%	$33,194	$33,141	$53	0.2%
Interest expense, net increased by less than $0.1 million for the thirteen weeks ended August 2, 2014 and increased by $0.1 million for the twenty-six weeks ended August 2, 2014, compared to the same periods last year.

Earnings from Continuing Operations

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Earnings from continuing operations	$4,824	$5,229	$(405)	(7.7)%	$10,753	$11,303	$(550)	(4.9)%
Earnings from continuing operations decreased by $0.4 million to $4.8 million for the thirteen weeks ended August 2, 2014, compared to $5.2 million for the same period last year and decreased by $0.5 million to $10.8 million for the twenty-six weeks ended August 2, 2014 compared to $11.3 million for the same period last year. The decrease in both periods was primarily due to an increase in Other operating expenses, net, partially offset by an increase in Total revenues.

Earnings from Discontinued Operations

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013	$ Change	% Change
Earnings from discontinued operations	$—	$4,398	$(4,398)	(100.0)%	$—	$11,887	$(11,887)	(100.0)%
We did not have Earnings from discontinued operations for the thirteen weeks ended August 2, 2014. Earnings from discontinued operations for the thirteen weeks ended August 3, 2013 consisted primarily of a termination payment of $4.4 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for one property sold.
We did not have Earnings from discontinued operations for the twenty-six weeks ended August 2, 2014. Earnings from discontinued operations for the twenty-six weeks ended August 3, 2013 consisted primarily of termination payments of $11.8 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for an early lease termination, a lease expiration for which we opted not to exercise the renewal option and two properties sold.

Liquidity and Capital Resources
Overview
As of August 2, 2014, we were in compliance with all of the covenants related to the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of August 2, 2014.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for at least the next twelve months.
Cash Flows

	26 Weeks Ended
(In thousands)	August 2, 2014	August 3, 2013	Change
Net cash provided by operating activities	$20,106	$25,743	$(5,637)
Net cash provided by investing activities	1,355	3,933	(2,578)
Net cash used in financing activities	(6,536)	(7,234)	698
Net increase during period in cash and cash equivalents	$14,925	$22,442	$(7,517)
Cash Flows Provided by Operating Activities
During the twenty-six weeks ended August 2, 2014, Net cash provided by operating activities was $20.1 million, compared to $25.7 million for the twenty-six weeks ended August 3, 2013. The decrease in Net cash provided by operating activities was primarily due to a decrease in termination payments received from Toys-Delaware as required under the TRU Propco II Master Lease, partially offset by an increase in collections of base rent due to timing of rental payments received.
Cash Flows Provided by Investing Activities
During the twenty-six weeks ended August 2, 2014, Net cash provided by investing activities was $1.4 million, compared to $3.9 million for the twenty-six weeks ended August 3, 2013. The decrease in Net cash provided by investing activities was due to a decrease in proceeds received from the sale of real estate.
Cash Flows Used in Financing Activities
During the twenty-six weeks ended August 2, 2014, Net cash used in financing activities was $6.5 million, compared to $7.2 million for the twenty-six weeks ended August 3, 2013. The decrease in Net cash used in financing activities was due to a decline in distributions.

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

Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments in ASU 2014-08, effective February 2, 2014. As a result of the adoption of ASU 2014-08, results of operations for properties that are disposed of (or classified as held for sale) in the ordinary course of business on or subsequent to February 2, 2014 are included in continuing operations on the Condensed Statements of Operations, to the extent such disposals do not meet the criteria for classification as a discontinued operation described above. Any related gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation is presented in Other operating expenses, net on the Condensed Statements of Operations. Additionally, termination payments are recorded in Base rents. These were previously included in Earnings from discontinued operations. For disposals prior to February 2, 2014, which were not subject to the early adoption of ASU 2014-08, the Company continued to report the gain on sale and results of operations prior to the sale as discontinued operations for the periods ended August 3, 2013 in our Condensed Statements of Operations.
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
There has been no change in our exposure to market risk during the twenty-six weeks ended August 2, 2014. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: September 16, 2014	/s/ Michael J. Short
Michael J. Short
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and twenty-six weeks ended August 2, 2014 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on September 16, 2014 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document