Form 10-K
period 2015-01-31
Toys R Us Property Co II, LLC
filed 2015-04-24
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015 Commission file number 333-168515
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 24, 2015, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
Toys “R” Us Property Company II, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, anticipated developments, future financings, targets and future occurrences and trends.
These statements are subject to risks, uncertainties, and other factors, including, among others, the seasonality of Toys “R” Us - Delaware, Inc.’s (“Toys-Delaware”) business, competition in the retail industry, changes in Toys-Delaware’s product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, birth rates, Toys-Delaware’s ability to implement its strategy including implementing initiatives for season, our ability to recognize cost savings, marketing strategies, the availability of adequate financing to us, Toys-Delaware and Toys “R” Us, Inc. (“TRU”), access to trade credit, changes in consumer preferences, changes in employment legislation, Toys-Delaware’s dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware’s international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware’s stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware’s business, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

PART I

ITEM 1.	BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2014 ended January 31, 2015; fiscal 2013 ended February 1, 2014; and fiscal 2012 ended February 2, 2013. With the exception of fiscal 2012, which includes 53 weeks, all other fiscal years presented are based on 52 week periods. References to fiscals 2014, 2013 and 2012 are to our fiscal years unless otherwise specified.
Our Business
We are a special purpose entity owned indirectly by Toys “R” Us, Inc. (“TRU”), through Toys-Delaware, and formed in July 2005. We own fee and ground leasehold interests in 124 properties in various retail markets throughout the United States (collectively, the “Properties” and each, a “Property”). We lease these Properties on a triple-net basis under a master lease to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For the financial statements for fiscal year ended January 31, 2015 and other information about our master tenant, Toys-Delaware (“Master Tenant”), see Exhibit 99.1 to this report.
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
As of January 31, 2015, we owned fee and ground leasehold interests in 124 properties domestically, which include the following:

•
69 traditional toy stores, which typically range in size from 30,000 to 50,000 square feet and devote 5,000 square feet to boutique areas for baby products (Babies “R” Us Express and Juvenile Expansion formats devote an additional 4,000 square feet and 1,000 square feet, respectively, for baby products);

•	32 baby stores, which typically range in size from 30,000 to 45,000 square feet and devote 3,000 square feet to traditional toy products; and

•
23 side-by-side stores, which typically range in size from 30,000 to 50,000 square feet and devote 20,000 to 30,000 square feet to traditional toy products and 10,000 to 20,000 square feet to baby products.

The Properties are important to the operations of Toys-Delaware, generating $978 million of U.S. store revenues, which represented approximately 13% of Toys-Delaware’s total U.S. store revenues for the fiscal year ended January 31, 2015. In the opinion of management, the Properties are adequately covered by insurance. Certain of the Properties are subject to customary encumbrances, such as ground leases, rights of first offer or refusal, third-party purchase rights, continuous-operations covenants and use restrictions.
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

Geographic Distribution of Properties
The following table sets forth the locations of the Properties as of January 31, 2015:

Location	Number of Properties
Alabama	1
Arizona	3
California	10
Colorado	2
Connecticut	3
Florida	3
Illinois	7
Indiana	3
Iowa	2
Kentucky	1
Louisiana	1
Maryland	3
Massachusetts	7
Michigan	7
Missouri	1
Nevada	2
New Hampshire	2
New Jersey	1
New York	4
North Carolina	2
Ohio	19
Oregon	2
Pennsylvania	18
South Carolina	1
Tennessee	4
Texas	5
Utah	1
Virginia	4
Wisconsin	5
Total	124
The TRU Propco II Master Lease
The net base cash rents to be paid by the Master Tenant to us under the TRU Propco II Master Lease, effective November 20, 2009, increased to approximately $91 million per annum, net of rents due to third parties. The base rents to be paid by Toys-Delaware in fiscal 2015 are expected to be $97 million, reduced for lease terminations and properties sold, and inclusive of the 10% rent increase effective on February 1, 2015 as required by the TRU Propco II Master Lease. Future rental payments are subject to additional 10% increases on February 1, 2020 and February 1, 2025. For a more detailed description of the TRU Propco II Master Lease, see Note 4 to the Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.
Leases with Third Parties — Company as Lessee
All of our leases with third parties where we are the lessee include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include the rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, some of our leases include early termination options, which can be exercised by us under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

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
Employees
As of January 31, 2015, we employed no individuals. Pursuant to the domestic services agreement and the TRU Propco II Master Lease, Toys-Delaware provides us with services to operate our Properties, including paying all costs and expenses arising in connection with the ownership, operation, lease, use, maintenance and repair of the Properties.
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
Of our 124 Properties, 11 are leased from third parties where we have a leasehold interest via a ground lease. All of these leases include options that allow us to renew or extend the lease term beyond the initial lease period at rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease. As a result, we may be committed to pay rents at above market rental rates for certain of the Properties now and in the future.
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
Toys-Delaware’s ability to make payments under the TRU Propco II Master Lease and the market value of the Properties could be materially adversely affected by economic conditions generally or in states where the Properties are located, conditions in the real estate markets where the Properties are located, changes in governmental rules and fiscal policies, acts of nature, including earthquakes, floods and hurricanes (which may result in uninsured losses), and other factors which are beyond our control. The Properties are located in 29 states. The economy of any state in which a Property is located may be adversely affected to a greater degree than that of other areas of the country by certain developments affecting industries concentrated in such state or region. Moreover, in recent periods, several regions have experienced significant downturns in the market value of real estate. Significant percentages of the Properties are located in Ohio (19 Properties, or 15% of the Properties); Pennsylvania (18 Properties, or 15% of the Properties); California (10 Properties, or 8% of the Properties); and Illinois, Massachusetts and Michigan (7 Properties in each of these states, or 6% of the Properties).
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
Toys-Delaware’s business is highly seasonal. During fiscals 2014, 2013 and 2012, 41%, 42% and 43%, respectively, of Toys-Delaware’s Total revenues were generated in the fourth quarter. Toys-Delaware typically incurs net losses in each of the first three quarters of the year, with a substantial portion of its operating earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013, which resulted in a net loss primarily due to certain non-cash charges. As a result, Toys-Delaware depends significantly upon the fourth quarter holiday selling season. If Toys-Delaware achieves less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, it may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Its results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of Toys-Delaware’s seasonal sales means that its operating results could be materially adversely affected if it achieves less than satisfactory sales prior to or during the holiday season, including as a result of natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events prior to or during the holiday season, as described below.
Toys-Delaware’s industry is highly competitive and competitive conditions may materially adversely affect its revenues and overall profitability.
The retail industry is highly and increasingly competitive and Toys-Delaware’s results of operations are sensitive to, and may be materially adversely affected by, competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings, growth of e-commerce competitors and other factors. As a specialty retailer that primarily focuses on toys and baby products, Toys-Delaware competes with discount and mass merchandisers, such as Walmart and Target, national and regional chains and department stores, as well as local retailers in the markets Toys-Delaware serves. Toys-Delaware also competes with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses, such as Amazon. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. Toys-Delaware believes that some of its competitors in the toy and baby products market, as well as in the other markets in which it competes, have a larger market share than its market share. In addition, some of its competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than Toys-Delaware does.
Much of the merchandise Toys-Delaware sells is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Toys-Delaware’s business is vulnerable to shifts in demand and pricing, as well as consumer preferences.
Toys-Delaware is vulnerable to competitive pressures from e-commerce activity in the market, both as they impact its own e-commerce business and its stores. The Internet provides greater price transparency of its merchandise that is widely available to customers. Toys-Delaware’s “Price Match Guarantee” may lead to reduced margins as a result of intense price competition, especially during the holiday selling season. In addition, sales of video games have been impacted by a shift to sales in channels other than traditional retail stores, including direct online distribution to customers through download or cloud play, which eliminates the need for a retailer. Furthermore, competitors’ recent launches of subscription models for diapers, formula, and other commodities eliminate the need for customers to visit Toys-Delaware’s stores or e-commerce websites. Toys-Delaware believes that this e-commerce activity has adversely affected its sales and profitability, and any increase in the proportion of its customers’ purchases via the Internet could materially adversely affect its sales and profitability from physical stores.
The baby registry market is highly competitive, based on convenience, quality and selection of merchandise offerings and functionality. Toys-Delaware’s baby registry primarily competes with the baby registries of mass merchandisers, Internet retailers and other specialty format and regional retailers. Some of Toys-Delaware’s competitors have been aggressively advertising and marketing their baby registries through national television, magazine and Internet campaigns. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for Toys-Delaware’s baby registry.
If Toys-Delaware fails to compete successfully, Toys-Delaware could face lower sales and may decide or be compelled to offer greater discounts to its customers, which could result in decreased profitability.
Toys-Delaware’s sales may be adversely affected by changes in economic factors and changes in consumer spending patterns.
Many economic and other factors outside Toys-Delaware’s control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, individual income tax and sales tax rates, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation, including the economic health of various political jurisdictions, also affects economic conditions and consumer confidence. In addition, changing economic and regulatory conditions and increasing consumer credit delinquencies may cause banks to re-evaluate their lending practices and terms which could have an adverse effect on Toys-Delaware’s credit card program and consequently, an adverse effect on its sales. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on Toys-Delaware’s financial performance and position in future fiscal periods.

Toys-Delaware’s operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If its lenders are unable to fund borrowings under their credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business.
Toys-Delaware has significant liquidity and capital requirements. Among other things, the seasonality of Toys-Delaware’s businesses requires it to purchase merchandise well in advance of the fourth quarter holiday selling season. Toys-Delaware depends on its ability to generate cash flow from operating activities, as well as on borrowings under its revolving credit facility, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of January 31, 2015, Toys-Delaware had no outstanding borrowings under its $1.85 billion secured revolving credit facility (“ABL Facility”). For fiscal 2014, peak borrowings under its ABL Facility amounted to $852 million, with remaining availability under the ABL Facility of $707 million in excess of a minimum excess availability covenant. As of January 31, 2015 and February 1, 2014, Toys-Delaware also had outstanding balances of $376 million and $316 million, respectively, in short-term intercompany loans with TRU. If its lenders are unable to fund borrowings under its credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business. In addition, any adverse change to its credit ratings or business could negatively impact its ability to refinance its debt on satisfactory terms and could have the effect of increasing its financing costs. While Toys-Delaware believes it currently has adequate sources of funds to provide for its ongoing operations and capital requirements for at least the next 12 months, any inability on Toys-Delaware’s part to have future access to financing, when needed, would have a negative effect on its business.
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
Toys-Delaware may not retain or attract customers if it fails to successfully implement its strategic initiatives, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
Toys-Delaware continues to implement a series of customer-oriented strategic programs designed to differentiate and strengthen its core merchandise content and service levels and to expand and enhance its merchandise offerings. As part of Toys-Delaware’s omnichannel strategy to integrate its e-commerce and brick-and-mortar businesses, it aims to satisfy its customers’ evolving shopping preferences by utilizing fulfillment channels such as “In-Store Pick Up,” “Ship from Store” and “Ship to Store.” Toys-Delaware seeks to improve the effectiveness of its marketing and advertising programs for its “R” Us stores and e-commerce business. The success of these and other initiatives will depend on various factors, including the implementation of its strategy, the appeal of its store and website formats, its ability to offer new products to customers, its financial condition, its ability to respond to changing consumer preferences and competitive and economic conditions. Toys-Delaware continuously endeavors to minimize its operating expenses, without adversely affecting the profitability of the business. If it fails to implement successfully some or all of its strategic initiatives, it may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
If Toys-Delaware cannot increase profitability within existing stores or open new stores, its performance may be materially adversely affected.
Toys-Delaware’s performance is dependent on maintaining and increasing sales in existing stores and the ability to successfully open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations (including maintaining and remodeling these stores) and other factors discussed in these Risk Factors. Toys-Delaware’s ability to successfully open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond Toys-Delaware’s control:

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

•
increases in software filters that may inhibit Toys-Delaware’s ability to market its products through e-mail messages to its customers and increases in consumer privacy concerns relating to the Internet;

•
changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act and similar types of international laws;

•	breaches of Internet security;

•	failures in Toys-Delaware’s Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by Toys-Delaware to process online customer orders properly and on time, which may negatively impact future online and in-store purchases by such customers;

•	failure by Toys-Delaware’s service provider to provide warehousing and fulfillment services, which may negatively impact future online and in-store purchases by customers; and

•	failure to keep up with changes in technology.
As technology continues to advance, customers are increasingly using a variety of devices, such as computers, tablets and smartphones to shop online with Toys-Delaware and its competitors. Toys-Delaware continues to enhance its customers’ shopping experience on each of these devices as well as incorporate social media as another means of communicating with its customers. If Toys-Delaware fails to provide attractive, user-friendly online shopping platforms or fails to continually meet the evolving expectations of customers with developments in online merchandising technology and competitor offerings, Toys-Delaware could be at a competitive disadvantage and its business and results of operations may be materially adversely affected.
Moreover, if Toys-Delaware is not able to provide satisfactory service to its Internet customers, its future operating results may be materially adversely affected. Toys-Delaware is also vulnerable to the special competitive pressures from the growing e-commerce activity in its market, as they impact its own e-commerce business.
Toys-Delaware’s sales may be adversely affected if it fails to respond to changes in consumer preferences in a timely manner.
Toys-Delaware’s financial performance depends on its ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Its products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Its business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are written well in advance of the holiday season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If it overestimates the market for its products, it may be faced with significant excess inventories, which could result in increased expenses and reduced margins associated with having to liquidate obsolete inventory at lower prices or write it off. For example, in fiscal 2013, Toys-Delaware recorded an incremental write-down of $51 million of excess and obsolete inventory. Conversely, if it underestimates the market for its products, Toys-Delaware will miss opportunities for increased sales and profits, which would place it at a competitive disadvantage.

Sales of video games and video game systems may be adversely affected by changing trends in the interactive entertainment industry including the rise in popularity of browser, mobile, tablet and social games distributed through alternative channels.
Sales of video games and video game systems, which have accounted for 6%, 7% and 7% of Toys-Delaware’s annual Total revenues for fiscals 2014, 2013 and 2012, respectively, have been impacted by trends in the interactive entertainment industry. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking websites and other devices. The popularity of such non-traditional gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile, tablet and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices Toys-Delaware sells and its games are available through websites or proprietary app stores via direct online distribution at a fraction of the cost of console games. While Toys-Delaware continues to develop and implement various strategies to incorporate these new trends into its offerings, including selling third party tablets and other devices, there can be no assurance that these strategies will be successful or contribute to profitability. Similarly, a continued rise in the popularity of mobile and tablet gaming could negatively impact sales and profitability of traditional toys.
The decrease of birth rates in countries where Toys-Delaware operates could negatively affect its business.
Most of Toys-Delaware’s end-customers are newborns and children and, as a result, its revenues are dependent on the birth rates in countries where it operates. In recent years, many countries have experienced a drop in birth rates as their population ages and education and income levels increase. A continued and significant decline in the number of newborns and children in these countries could have a material adverse effect on Toys-Delaware’s operating results.
Toys-Delaware depends on key vendors to supply the merchandise that it sells to its customers and its vendors’ failure to supply quality merchandise in a timely manner may damage its reputation and brands and harm its business.
Toys-Delaware’s performance depends, in part, on its ability to purchase merchandise in sufficient quantities at competitive prices. Toys-Delaware purchases its merchandise from numerous international and domestic manufacturers and importers. Toys-Delaware has no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms under which they sell to it or discontinue selling to it at any time. Toys-Delaware may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to it in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of its merchandise.
In fiscal 2014, Toys-Delaware had 1,800 active vendor relationships through which it procures the merchandise that it offers to its customers. For fiscal 2014, Toys-Delaware’s top 20 vendors worldwide, based on its purchase volume in USD, represented 43% of the total products it purchased. Toys-Delaware’s inability to purchase suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on its business and operating results and could cause it to miss products that it felt were important to its assortment. Toys-Delaware may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
In addition, Toys-Delaware’s vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit its vendors’ ability to provide Toys-Delaware with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of Toys-Delaware’s vendors might not adhere to its quality control standards, and Toys-Delaware might not identify the deficiency before merchandise ships to its stores or customers. In addition, Toys-Delaware’s vendors may have difficulty adjusting to Toys-Delaware’s changing demands and growing business. Toys-Delaware’s vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage its reputation and brands, and could lead to an increase in customer litigation against Toys-Delaware and an increase in its routine and non-routine litigation costs. Further, any merchandise that does not meet Toys-Delaware’s quality standards could become subject to a recall, which could damage Toys-Delaware’s brand reputation and harm its business.
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
The success of any store depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, potentially resulting in reduced sales in these locations. If Toys-Delaware cannot obtain desirable locations at reasonable prices, its ability to implement its strategy will be adversely affected.
Toys-Delaware has substantial obligations under long-term leases that could materially adversely affect its financial condition and prevent it from fulfilling its obligations.
As of January 31, 2015, Toys-Delaware leased 850 of its properties pursuant to long-term space and ground leases with third parties (other than subsidiaries of Toys-Delaware, including us), of which 323 (including three distribution centers and its headquarters) and 32 are leased from Propco I and MAP 2005 Real Estate, LLC, respectively. Total unrelated third party rent expense, net of sublease income, was $219 million, $219 million and $209 million in fiscals 2014, 2013 and 2012, respectively. Total related party rent expense under leases with affiliates other than subsidiaries of Toys-Delaware was $243 million, $249 million and $257 million for fiscals 2014, 2013 and 2012, respectively. In addition, as of January 31, 2015, Toys-Delaware leased 124 properties from us with total rent expense of $103 million, $104 million and $107 million for fiscals 2014, 2013 and 2012, respectively. Many of Toys-Delaware’s leases provide for scheduled increases in rent. The substantial obligations under its leases could further exacerbate the risks described below under “Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations or refinance its maturing debt, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its various debt instruments and the TRU Propco II Master Lease.”
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
Toys-Delaware’s business, financial condition and results of operations are subject to risks arising from its international suppliers which could negatively impact its financial condition and results of operations.
The products Toys-Delaware sells are sourced from a variety of international suppliers, with China being a significant source. Political or financial instability, trade restrictions, labor unrest, transport capacity and costs, port security or other events that could slow port activities and affect foreign trade are beyond Toys-Delaware’s control and could disrupt its supply of merchandise and/or materiality adversely affect its results of operations. In addition, changes in the costs of procuring raw materials used in its merchandise or the costs related to its supply chain, including labor, fuel, tariffs, and currency exchange rates could have a material adverse effect on gross margin, expenses and results of operations.
In addition, any significant or prolonged deterioration in U.S. - China relations could adversely affect Toys-Delaware’s business. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of foreign investments and business conducted within China. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China.
Toys-Delaware’s business is subject to fluctuations in foreign currency exchange rates and such fluctuations may have a material adverse effect on its business, financial condition and results of operations.
Exchange rate fluctuations may affect the translated value of Toys-Delaware’s earnings and cash flow associated with its international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In Canada, Toys-Delaware generates revenues and incurs operating expenses and selling, general and administrative expenses denominated in the local currency. In countries where Toys-Delaware does not operate stores, Toys-Delaware’s licensees pay royalties in USD. However, as the royalties are calculated based on local currency sales, Toys-Delaware’s revenues are still impacted by fluctuations in exchange rates. In fiscal years 2014, 2013 and 2012, 10%, 10% and 10% of Toys-Delaware’s Total revenues, respectively, were completed in a currency other than the USD. In fiscal 2014, Toys-Delaware’s reported operating earnings would have decreased or increased $4 million if the related foreign currencies uniformly weakened or strengthened by an incremental 10% relative to the USD.

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
Toys-Delaware’s results may be affected by the prices of the components and raw materials used in the manufacture of its toys and baby products. These prices may fluctuate based on a number of factors beyond Toys-Delaware’s control, including: oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and government regulation. In addition, energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in Toys-Delaware’s transportation costs for distribution, utility costs for its retail stores and overall costs to purchase products from its vendors.
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
Toys-Delaware relies on its ability to replenish depleted inventory in its stores through deliveries to its distribution centers from vendors and then from its distribution centers or direct ship vendors to its stores by various means of transportation, including shipments by sea, rail, air and truck. Toys-Delaware relies on various third-party vendors to manage services related to the delivery of inventory from distribution centers to its stores. Unexpected delays in those deliveries or increases in transportation costs (including from increased fuel costs) could significantly decrease its ability to generate sales and earn profits. In addition, labor shortages or labor disagreements in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect its business.
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
Toys-Delaware is involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, government agencies or others. The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against Toys-Delaware, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to Toys-Delaware, Toys-Delaware could be exposed to monetary damages or limits on its ability to operate its business, which could have a material adverse effect on its business, financial condition and results of operations.
Healthcare reform legislation could have an adverse impact on Toys-Delaware’s business, financial condition and results of operations.
The enacted healthcare reform legislation under the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 will potentially impact Toys-Delaware’s healthcare cost structure and may, over time, increase its employee healthcare related expenses.  Provisions of this law have become and will become effective in 2015 and at various dates over the next several years and many of the regulations and guidance for the law still have not been implemented.  Toys-Delaware continues to evaluate the potential additional impact the healthcare reform legislation will have on its business as regulations and guidance are communicated.  Due to the breadth and complexity of this law, the lack of regulations and guidance for implementation and the phased-in nature of new requirements, Toys-Delaware cannot predict with certainty the future effect of this law on its results.  Because it may increase the costs of providing medical insurance to its employees, the new healthcare legislation may adversely affect Toys-Delaware’s results of operations, financial condition and cash flow.
Toys-Delaware is subject to certain regulatory and legal requirements. If it fails to comply with regulatory or legal requirements, its business and results of operations may be materially adversely affected.
Toys-Delaware is subject to numerous regulatory and legal requirements. Its policies and procedures are, to the extent applicable, required to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission and the Securities and Exchange Commission. In addition, its business activities require it to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Future legislative and regulatory actions relating to credit cards could also have an adverse impact on Toys-Delaware’s credit card program and its sales. Additionally, Toys-Delaware may be subject to new disclosure and reporting requirements, established under existing or new state or federal laws. Failure to comply with such laws and regulations could adversely affect its operations, involve significant expense and divert management’s attention and resources from other matters, which in turn could materially harm its business and results of operations.
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
Other sophisticated retailers have recently suffered serious security breaches. A compromise of Toys-Delaware’s security systems (or a design flaw in its system environment) could result in unauthorized access to certain personal information about Toys-Delaware’s employees or customers (including credit card and gift registry information) which could adversely affect its reputation with its customers and others, as well as its operations, and could result in litigation against it or the imposition of penalties. In addition, a security breach could require that it expend significant additional resources related to its information security systems. Such risks may be difficult to insure against or insurance may be costly.
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
Toys-Delaware’s total assets include a substantial amount of property and equipment. Changes to estimates or projections related to such assets, or operating results that are lower than its current estimates at certain store locations, may cause Toys-Delaware to incur impairment charges that could materially adversely affect its results of operations.
Toys-Delaware’s total assets include a substantial amount of property and equipment and have historically included a substantial goodwill balance prior to impairments recorded in fiscal 2013. Toys-Delaware makes certain estimates and projections in connection with impairment analyses for these assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”), and ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”). Toys-Delaware reviews the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. Toys-Delaware will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require Toys-Delaware to make a number of estimates and projections of future results. During fiscal 2013, Toys-Delaware recorded impairment losses of $20 million on property and equipment and $361 million on goodwill. If these estimates or projections change, Toys-Delaware may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, Toys-Delaware’s results of operations could be materially adversely affected.
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
An investment group led by Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”) controls Toys-Delaware and may have conflicts of interest with it in the future.
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
Risks Related to the Master Tenant’s and TRU’s Substantial Indebtedness
Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations or refinance its maturing debt, limit its ability to react to changes in the economy or its industry, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its various debt instruments and the TRU Propco II Master Lease.
Toys-Delaware is highly leveraged. As of January 31, 2015, Toys-Delaware’s total long-term indebtedness was $2.4 billion, of which $2.2 billion was secured indebtedness. Toys-Delaware’s substantial indebtedness could have significant consequences, including, among others, the following:

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
Toys-Delaware may be able to incur additional indebtedness in the future, including under its current secured revolving credit agreement, subject to the restrictions contained in its debt instruments. Although its indentures, credit agreements and documents governing its other indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent Toys-Delaware from incurring obligations that do not constitute indebtedness. If new indebtedness is added to its current debt levels, the related risks that it now faces could intensify.
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
TRU’s ability to make scheduled payments on or to refinance its debt obligations depends on its financial condition and operating performance, which are subject to prevailing global economic and market conditions and to certain financial, business and other factors beyond its control. Even if it were able to refinance or obtain additional financing, the costs of new indebtedness could be substantially higher than the costs of its existing indebtedness.
If TRU’s cash flows and capital resources are insufficient to fund its debt service obligations or it is unable to refinance its indebtedness, it could face substantial liquidity problems, and it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure its indebtedness. These alternative measures may not be successful and may not permit it to meet its debt obligations. If TRU were unable to repay amounts when due, the lenders could proceed against the collateral granted to them to secure that indebtedness.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following summarizes our properties as of January 31, 2015:

Ownership	Total Number of Properties
Owned	113
Ground-leased (1)	11
Total	124

(1)	Owned buildings on leased land.
See also section of Item 1 entitled “Geographic Distribution of Properties” of this Annual Report on Form 10-K for more information on our Properties.

ITEM 3.	LEGAL PROCEEDINGS
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
As of April 24, 2015, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
See Note 6 to the Financial Statements entitled “LONG-TERM DEBT” for a description of restrictions on our ability to pay dividends.
We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscals 2014 and 2013, we made cash distributions of $13 million and $14 million in dividends, respectively.

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
RESULTS OF OPERATIONS provides an analysis of our results of operations for fiscal 2014 compared to fiscal 2013 and fiscal 2013 compared to fiscal 2012. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2014. This section also refers to Note 10 to our Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
All information in this MD&A is presented on a historical basis and reflects results of continuing operations for all periods presented.
EXECUTIVE OVERVIEW
Our Business
We are a special purpose entity, owned indirectly by TRU, through Toys-Delaware, and formed in July 2005. We own fee and ground leasehold interests in 124 properties in various retail markets throughout the United States. Under the operating company/property company structure, we lease these properties on a triple-net basis to Toys-Delaware, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the TRU Propco II Master Lease. For the financial statements for fiscal year ended January 31, 2015 and other information about our Master Tenant, Toys-Delaware, see Exhibit number 99.1 to this report.
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
Material Trends and Uncertainties
Our primary source of rental revenue and cash flows is derived from the leasing arrangements we have entered into with Toys-Delaware under the TRU Propco II Master Lease which expires in fiscal 2030. We record rental revenue using the straight-line method, which results in recording a consistent rate of revenue over the terms of our lease agreements even when cash rents received increase or decrease over the lease term. Rental payments under the TRU Propco II Master Lease increased by 10% for each property on February 1, 2015 and are scheduled to further increase by 10% on February 1, 2020 and February 1, 2025. Future annual related party base rents may be reduced by payments we receive from Toys-Delaware as a result of an early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such properties by us to a third party. Our largest expense is interest expense; the payment and recording of which is fixed over the term of the Secured Notes.
RESULTS OF OPERATIONS
Fiscal 2014 Compared to Fiscal 2013
Earnings from continuing operations includes the results of properties disposed of in the current year, whereas the results of properties disposed of in the prior year are presented in Earnings from discontinued operations. Refer to “RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS” below for further details.
Total Revenues

($ In thousands)	Fiscal 2014	Fiscal 2013	$ Change	% Change
Total revenues	$119,131	$116,593	$2,538	2.2%
Total revenues increased by $2.5 million in fiscal 2014 compared to fiscal 2013. The increase was primarily due to a termination payment of $3.1 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for one property sold.
Depreciation

($ In thousands)	Fiscal 2014	Fiscal 2013	$ Change	% Change
Depreciation	$10,951	$11,339	$(388)	(3.4)%
Depreciation decreased by $0.4 million in fiscal 2014 compared to fiscal 2013. The decrease was primarily due to assets that were fully depreciated in the current year and accelerated depreciation taken in the prior year for properties which we committed to exit prior to the end of the useful lives of the assets.
Rental Expense

($ In thousands)	Fiscal 2014	Fiscal 2013	$ Change	% Change
Rental expense	$2,712	$2,695	$17	0.6%
Rental expense remained relatively consistent in fiscal 2014 compared to fiscal 2013.
Common Area Maintenance Expenses

($ In thousands)	Fiscal 2014	Fiscal 2013	$ Change	% Change
Common area maintenance expenses	$12,908	$12,474	$434	3.5%
Common area maintenance expenses increased by $0.4 million in fiscal 2014 compared to fiscal 2013. The increase was primarily due to an increase in Real estate taxes. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

($ In thousands)	Fiscal 2014	Fiscal 2013	$ Change	% Change
Other operating expenses, net	$4,975	$1,700	$3,275	192.6%
Other operating expenses, net increased by $3.3 million in fiscal 2014 compared to fiscal 2013. The increase was primarily due to the sale of an owned property and a non-operating parcel to unrelated third parties, which resulted in a net loss of $3.2 million.
Interest Expense, Net

($ In thousands)	Fiscal 2014	Fiscal 2013	$ Change	% Change
Interest expense, net	$66,359	$66,257	$102	0.2%
Interest expense, net increased by $0.1 million in fiscal 2014 compared to fiscal 2013.
Earnings from Continuing Operations

($ In thousands)	Fiscal 2014	Fiscal 2013	$ Change	% Change
Earnings from continuing operations	$21,226	$22,128	$(902)	(4.1)%
Earnings from continuing operations decreased by $0.9 million in fiscal 2014, compared to fiscal 2013. The decrease was primarily due to an increase in Other operating expenses, net, partially offset by an increase in Total revenues.
Earnings from Discontinued Operations

($ In thousands)	Fiscal 2014	Fiscal 2013	$ Change	% Change
Earnings from discontinued operations	$—	$11,887	$(11,887)	(100.0)%
We did not have Earnings from discontinued operations in fiscal 2014. Earnings from discontinued operations in fiscal 2013 consisted primarily of termination payments of $11.8 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for an early lease termination, a lease expiration for which we opted not to exercise the renewal option and two properties sold.

Fiscal 2013 Compared to Fiscal 2012
Total Revenues

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Total revenues	$116,593	$118,329	$(1,736)	(1.5)%
Total revenues decreased by $1.7 million in fiscal 2013 compared to fiscal 2012. The decrease was primarily due to a decline in Base rents predominantly as a result of 52 weeks of revenue included in fiscal 2013 compared to 53 weeks in fiscal 2012.
Depreciation

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Depreciation	$11,339	$11,468	$(129)	(1.1)%
Depreciation decreased by $0.1 million in fiscal 2013 compared to fiscal 2012.
Rental Expense

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Rental expense	$2,695	$2,714	$(19)	(0.7)%

Rental expense remained relatively consistent in fiscal 2013 compared to fiscal 2012.
Common Area Maintenance Expenses

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Common area maintenance expenses	$12,474	$12,597	$(123)	(1.0)%
Common area maintenance expenses decreased by $0.1 million in fiscal 2013 compared to fiscal 2012. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant Reimbursements, which is a component of Total revenues.
Other Operating Expenses, Net

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Other operating expenses, net	$1,700	$1,839	$(139)	(7.6)%
Other operating expenses, net decreased by $0.1 million in fiscal 2013 compared to fiscal 2012.
Interest Expense, Net

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Interest expense, net	$66,257	$67,349	$(1,092)	(1.6)%
Interest expense, net decreased by $1.1 million in fiscal 2013 compared to fiscal 2012. The reporting period for fiscal 2013 included 52 weeks compared to 53 weeks for fiscal 2012, resulting in one less week of interest expense.
Earnings from Continuing Operations

($ In thousands)	Fiscal 2013	Fiscal 2012	$ Change	% Change
Earnings from continuing operations	$22,128	$22,362	$(234)	(1.0)%
Earnings from continuing operations decreased by $0.2 million in fiscal 2013 compared to fiscal 2012.
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

Liquidity and Capital Resources
Overview
As of January 31, 2015, we were in compliance with all of the covenants related to the Secured Notes.
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of January 31, 2015.

We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund our expected cash flow requirements for at least the next twelve months.
Cash Flows

(In thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net cash provided by operating activities	$28,499	$31,164	$34,889
Net cash provided by investing activities	1,355	3,933	—
Net cash used in financing activities	(12,634)	(13,577)	(16,840)
Net increase during period in Cash and cash equivalents	$17,220	$21,520	$18,049
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2014 was $28.5 million compared to $31.2 million for fiscal 2013. The decrease in Net cash provided by operating activities was primarily due to a decrease in termination payments received from Toys-Delaware in fiscal 2014 as required under the TRU Propco II Master Lease, partially offset by an increase in collections of base rents in the current year due to the timing of rental payments received.
Net cash provided by operating activities for fiscal 2013 was $31.2 million compared to $34.9 million for fiscal 2012. The decrease in Net cash provided by operating activities was primarily due to a decrease in collections of base rent due to the timing of rental payments received, partially offset by termination payments received from Toys-Delaware in fiscal 2013 as required under the TRU Propco II Master Lease.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities for fiscal 2014 was $1.4 million compared to $3.9 million for fiscal 2013. The decrease in net cash provided by investing activities was due to a decrease in proceeds received from the sale of real estate.
Net cash provided by investing activities for fiscal 2013 was $3.9 million due to proceeds received from the sale of real estate.
Cash Flows Used in Financing Activities
Net cash used in financing activities for fiscals 2014, 2013 and 2012 was $12.6 million, $13.6 million and $16.8 million, respectively. The decrease in Net cash used in financing activities was due to a decline in Distributions in each of the respective fiscal years.
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

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, and operating leases related to real estate used in the operation of our business. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of January 31, 2015:

	Payments Due By Period
(In thousands)	Fiscal 2015	Fiscals 2016 & 2017	Fiscals 2018 & 2019	Fiscals 2020 and thereafter	Total
Operating leases (1)	$2,298	$4,219	$2,199	$8	$8,724
Long-term debt	—	725,000	—	—	725,000
Interest payments	61,625	123,250	—	—	184,875
Total contractual obligations	$63,923	$852,469	$2,199	$8	$918,599

(1)
Excluded from Operating leases displayed above are $71 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2020 and thereafter.

Obligations under our operating leases in the above table do not include payments for real estate taxes or maintenance and other expenses. The following table presents these expenses for fiscals 2014, 2013 and 2012:

(In thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Real estate taxes	$11,220	$10,836	$11,090
Maintenance and other expenses	1,688	1,680	1,694
Total	$12,908	$12,516	$12,784
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Financial Statements.

In April 2014, FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments in ASU 2014-08, effective February 2, 2014. As a result of the adoption of ASU 2014-08, results of operations for properties that are disposed of (or classified as held for sale) in the ordinary course of business on or subsequent to February 2, 2014 are included in continuing operations on the Statements of Operations, to the extent such disposals do not meet the criteria for classification as a discontinued operation described above. Any related gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation is presented in Other operating expenses, net on the Statements of Operations. Additionally, termination payments are recorded in Base rents. These were previously included in Earnings from discontinued operations. For disposals prior to February 2, 2014, which were not subject to the early adoption of ASU 2014-08, the Company continued to report the gain on sale and results of operations prior to the sale as discontinued operations for the periods ended February 1, 2014 in our Statements of Operations.
In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The Company adopted the amendments in ASU 2013-07, effective February 2, 2014. The adoption did not have an impact on our Financial Statements.
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The Company adopted the amendments in ASU 2013-04, effective February 2, 2014. The adoption did not have an impact on our Financial Statements.
Refer to Note 10 to the Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for discussions of accounting standards which we have not yet been required to implement and may be applicable to our future operations and their expected impact on the Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not participate in speculative derivative trading.
Interest Rate Exposure
During fiscal 2014, we had only fixed rate debt and had not entered into any derivatives.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of

Toys “R” Us Property Company II, LLC:
We have audited the accompanying balance sheets of Toys “R” Us Property Company II, LLC (the "Company") as of January 31, 2015 and February 1, 2014, and the related statements of operations, changes in member’s deficit, and cash flows for each of the three fiscal years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Toys “R” Us Property Company II, LLC as of January 31, 2015 and February 1, 2014, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP

New York, New York
April 24, 2015

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Rental revenues:
Base rents	$106,223	$104,119	$105,732
Tenant reimbursements	12,908	12,474	12,597
Total revenues	119,131	116,593	118,329
Depreciation	10,951	11,339	11,468
Rental expense	2,712	2,695	2,714
Common area maintenance expenses	12,908	12,474	12,597
Other operating expenses, net	4,975	1,700	1,839
Total operating expenses	31,546	28,208	28,618
Operating earnings	87,585	88,385	89,711
Interest expense, net	66,359	66,257	67,349
Earnings from continuing operations	21,226	22,128	22,362
Earnings from discontinued operations	—	11,887	167
Net earnings	$21,226	$34,015	$22,529
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
BALANCE SHEETS

(In thousands)	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$66,398	$49,178
Due from affiliate, net	3,436	4,334
Prepaid expenses	1,450	1,331
Total current assets	71,284	54,843
Real Estate, Net:
Land	165,677	168,273
Buildings, net	144,729	151,932
Property and leasehold improvements, net	27,061	32,731
Total real estate, net	337,467	352,936
Straight-line rent receivable from affiliate	95,029	82,607
Debt issuance costs	10,145	13,758
Total Assets	$513,925	$504,144

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$10,497	$10,666
Real estate taxes payable	4,538	4,831
Deferred third party rent liabilities	4	5
Other current liabilities	314	422
Total current liabilities	15,353	15,924
Long-term debt	720,542	719,211
Deferred third party rent liabilities	13,713	13,284
Member’s deficit	(235,683)	(244,275)
Total Liabilities and Member’s Deficit	$513,925	$504,144
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Cash Flows from Operating Activities:
Net earnings	$21,226	$34,015	$22,529
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	10,951	12,404	13,641
Amortization and write-off of debt issuance costs	3,613	3,614	3,683
Amortization of original issue discount	1,331	1,222	1,140
Loss (gain) on sale of real estate	3,163	(547)	—
Changes in operating assets and liabilities:
Due from affiliate, net	898	763	847
Prepaid expenses	(119)	7	(433)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(11,994)	(12,699)	(13,239)
Accrued interest, Real estate taxes payable and Other current liabilities	(570)	(612)	448
Deferred related party revenue	—	(7,003)	6,273
Net cash provided by operating activities	28,499	31,164	34,889
Cash Flows from Investing Activities:
Proceeds from sale of real estate	1,355	3,933	—
Net cash provided by investing activities	1,355	3,933	—
Cash Flows from Financing Activities:
Distributions	(12,634)	(13,577)	(16,840)
Net cash used in financing activities	(12,634)	(13,577)	(16,840)
Cash and cash equivalents:
Net increase during period	17,220	21,520	18,049
Cash and cash equivalents at beginning of period	49,178	27,658	9,609
Cash and cash equivalents at end of period	$66,398	$49,178	$27,658

Supplemental Disclosure of Cash Flow Information:
Interest paid	$61,625	$61,625	$61,625
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

(In thousands)	Member’s Deficit
Balance, January 28, 2012	$(270,402)
Net earnings for the period	22,529
Distributions	(16,840)
Balance, February 2, 2013	$(264,713)
Net earnings for the period	34,015
Distributions	(13,577)
Balance, February 1, 2014	$(244,275)
Net earnings for the period	21,226
Distributions	(12,634)
Balance, January 31, 2015	$(235,683)
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years ended below:

Fiscal Year	Number of Weeks	Ended
2014	52	January 31, 2015
2013	52	February 1, 2014
2012	53	February 2, 2013
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
Real Estate, Net
We record depreciation using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable, which for buildings is generally 50 years and for buildings on ground leases is the lesser of the lease term or 50 years, and for leasehold improvements is generally the lesser of the lease term or 25 years.
Impairment of Long-Lived Assets
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances, including the tenant’s intent to exit a property in advance of the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) term, indicate that the carrying value of an asset may not be recoverable, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment”. This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. Our calculation of undiscounted cash flows takes into consideration any termination payments to be received from Toys-Delaware as set forth under the terms of the TRU Propco II Master Lease where Toys-Delaware is required to make a termination payment equal to the excess (if any) of the net present value of the base rent for the property over its remaining term, discounted at 10% per annum, less any proceeds from sale. If as a result of this evaluation, a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount by which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach. There were no impairment charges in fiscals 2014, 2013 and 2012.

Discontinued Operations
In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments, effective February 2, 2014. As a result of the adoption, results of operations for properties that are disposed of (or classified as held for sale) in the ordinary course of business on or subsequent to February 2, 2014 are included in continuing operations on the Statements of Operations, to the extent such disposals do not meet the criteria for classification as a discontinued operation described above. Any related gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation is presented in Other operating expenses, net on the Statements of Operations. Additionally, termination payments are recorded in Base rents. These were previously included in Earnings from discontinued operations. For disposals prior to February 2, 2014, which were not subject to the early adoption of ASU 2014-08, the Company continues to report the gain on sale and results of operations prior to the disposal as discontinued operations for the fiscal years ended February 1, 2014 and February 2, 2013, respectively, in our Statements of Operations. During fiscal 2014, we sold one owned property and a non-operating parcel to unrelated third parties, which did not meet the criteria for classification as discontinued operations. Refer to Note 2 entitled “REAL ESTATE, NET” for further details on disposals in fiscal 2014 and Note 3 entitled “DISCONTINUED OPERATIONS” for further details on disposals in fiscals 2013 and 2012.
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
The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $3 million and $12 million in fiscals 2014 and 2013, respectively, in Base rents and Earnings from discontinued operations, respectively, within our Statement of Operations. We did not record any termination payments in fiscal 2012.
Debt Issuance Costs
We defer debt issuance costs and amortize such costs into Interest expense, net over the term of the related debt facility. Debt issuance costs amortized to Interest expense, net were $4 million, $3 million and $4 million for fiscals 2014, 2013 and 2012, respectively. Unamortized amounts at January 31, 2015 and February 1, 2014 were $10 million and $14 million, respectively.
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as Deferred third party rent liabilities. Deferred third party rent liabilities in our Balance Sheets totaled $14 million and $13 million at January 31, 2015 and February 1, 2014, respectively. Landlord incentives and abatements received are included in Deferred third party rent liabilities and amortized over the term of the lease.
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
We have calculated the net basis of our assets and liabilities for income tax purposes as if the Company was a stand-alone entity (i.e., on a “Separate Company” basis). The net basis of our assets and liabilities for income tax purposes is $36 million higher than the amount reported in our Financial Statements.
NOTE 2 – REAL ESTATE, NET

(In thousands)	January 31, 2015	February 1, 2014
Land	$165,677	$168,273
Buildings	264,695	267,383
Property and leasehold improvements	128,300	128,420
	558,672	564,076
Less: accumulated depreciation	(221,205)	(211,140)
Total	$337,467	$352,936

During fiscal 2014, we sold one owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $3 million, which is included in Other operating expenses, net. The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded a termination payment of $3 million during fiscal 2014 in Base rents in the Statement of Operations.
Subsequent Event
Subsequent to fiscal 2014, we sold an owned property to an unrelated third party for gross proceeds of $1 million, resulting in a gain of less than $1 million.
NOTE 3 — DISCONTINUED OPERATIONS
During fiscal 2013, we sold two owned properties and a non-operating parcel to unrelated third parties for proceeds of $4 million, resulting in a net gain of $1 million. Additionally, we had an early termination of a ground lease and had a ground lease expire with an unrelated third party landlord for which we opted not to exercise the renewal option. As per the terms of the TRU Propco II Master Lease, we recorded termination payments of $12 million in fiscal 2013.
During fiscal 2012, we sold no properties and had no leases expire with unrelated third party landlords.
The operating results of properties classified as discontinued operations have been segregated from continuing operations and reported separately as Earnings from discontinued operations on the Statements of Operations for fiscals 2013 and 2012. These amounts have been summarized below:

(In thousands)	February 1, 2014	February 2, 2013
Total revenues (1)	$11,961	$1,527
Earnings from discontinued operations	$11,887	$167
(1) Includes termination payments from Toys-Delaware.

NOTE 4 – LEASES
As lessor
Our operations consist of leasing or subleasing properties to our affiliate, Toys-Delaware under a master lease agreement.
In connection with the offering of the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”) on November 20, 2009 described in Note 6 entitled, “LONG-TERM DEBT,” we entered into the TRU Propco II Master Lease with Toys-Delaware under which Toys-Delaware continues to lease properties from us, including properties, which were formerly owned by MPO Holdings, LLC and are now held by TRU Propco II. The term of the TRU Propco II Master Lease was extended through January 31, 2030 except with respect to any property that is ground or space leased from a third party landlord to us with a term expiring prior to such date. Annual net base rents under the TRU Propco II Master Lease increased by 10% for each property on February 1, 2015 and are scheduled to further increase by 10% on February 1, 2020 and February 1, 2025. The TRU Propco II Master Lease continues to require Toys-Delaware to pay real estate taxes and certain other amounts. Future annual related party base rents may be reduced by payments we receive from Toys-Delaware, as set forth under the terms of the TRU Propco II Master Lease, as a result of an early termination of a lease or the successful execution of the sale of such properties by us to a third party.
Future base rents to be received under the TRU Propco II Master Lease as of January 31, 2015 are as follows:

(In thousands)	Future Related Party Base Rents(1)
2015	$99,548
2016	99,548
2017	98,302
2018	96,463
2019	95,497
2020 and subsequent	1,073,938
Total	$1,563,296

(1)
Future Related Party Base Rents for straight lease locations are based on the initial or current contractual term of the respective third party lease and for owned locations are based on the TRU Propco II Master Lease term. Excluded from Future Related Party Base Rents are options to extend ground lease terms that are reasonably assured of being exercised.

Leased retail properties under the TRU Propco II Master Lease consist of locations which are owned outright by us (“Owned Locations”) and locations which have buildings that are owned by us and land which is controlled through ground leases with unrelated third parties (“Ground Lease Locations”). For Owned Locations, the TRU Propco II Master Lease contains predetermined fixed escalations of the minimum rentals on February 1, 2015, February 1, 2020 and February 1, 2025. For Ground Lease Locations, the base rents consist of a net lease payment plus the rent on the underlying ground lease. The predetermined fixed escalations are applied separately. The rent escalations for the underlying ground leases occur as provided in the respective lease agreements. For Ground Lease Locations, Toys-Delaware has a unilateral right to have us exercise the renewal option prior to the time the initial underlying lease term expires, so long as the renewed option is exercised prior to expiration of the TRU Propco II Master Lease. We did not have Deferred related party revenue at January 31, 2015 and February 1, 2014, respectively.
The TRU Propco II Master Lease includes early termination options, which can be exercised by Toys-Delaware under specified conditions, including upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

As lessee
Our minimum rental commitments under non-cancelable operating leases to unaffiliated third parties having a term of more than one year as of January 31, 2015 are as follows:

(In thousands)	Future Minimum Rentals(1)
2015	$2,298
2016	2,298
2017	1,921
2018	1,279
2019	920
2020 and subsequent	8
Total	$8,724

(1)
Excluded from Future Minimum Rentals displayed above are approximately $71 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2020 and thereafter.

We record operating leases on a straight-line basis over the lease term, which includes renewal options only if those options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty on us. For Ground Lease Locations, we include renewal options in the lease term through the estimated useful life of the owned building located on the property as failure to renew a ground lease during the estimated useful life of the building would result in forgoing an economic benefit given our significant capital investment at the inception of the lease to construct a new building. All of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, some of our leases include early termination options, which can be exercised by us under specified conditions, including upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
The difference between recognized rental expense and amounts payable under the leases is recorded as Deferred third party rent liabilities. Deferred third party rent liabilities in our Balance Sheets totaled $14 million and $13 million at January 31, 2015 and February 1, 2014, respectively.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Although we do not currently have material legal proceedings pending against us, we may be subject to various claims and contingencies related to lawsuits and real estate taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 4 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 31, 2015.
TRU self-insures a substantial portion of our property insurance risks, in addition to third party insurance coverage. Accordingly, TRU bills Toys-Delaware, which leases our retail properties and is responsible for insuring our properties. As such, any property losses incurred by us would be reimbursed by Toys-Delaware.
NOTE 6 — LONG-TERM DEBT
As of January 31, 2015 and February 1, 2014, the carrying value of our Long-term debt was $721 million and $719 million, respectively.
8.500% senior secured notes, due fiscal 2017 ($721 million at January 31, 2015)
On November 20, 2009, we completed the offering of $725 million aggregate principal amount of senior secured 8.500% notes, which will mature on December 1, 2017. The Secured Notes were issued at a discount of $10 million which resulted in proceeds of $715 million. The Secured Notes are solely our obligation and are not guaranteed by TRU or Toys-Delaware. The Secured Notes are secured by the first priority security interests in all of our existing and future real estate properties and our interest in the TRU Propco II Master Lease between us as landlord and Toys-Delaware as tenant. Fees paid in connection with the sale of the Secured Notes were deferred and expensed over the life of the Secured Notes. Investment funds or accounts advised by or affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, “KKR”) owned an aggregate of $5 million of the Secured Notes as of February 1, 2014. Deferred debt issuance costs for these notes were $10 million and $14 million as of January 31, 2015 and February 1, 2014, respectively.
The indenture governing the Secured Notes contains covenants that, among other things, restrict our ability to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, or create liens. The indenture governing the Secured Notes also contains covenants that limit the ability of TRU to cause or permit Toys-Delaware to incur indebtedness, pay dividends, make distributions or make other restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Secured Notes are redeemable, in whole or in part, at the specified redemption prices, plus accrued and unpaid interest, if any. Following specified kinds of changes of control with respect to TRU, Toys-Delaware or us, we will be required to offer to purchase the Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Interest on the Secured Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year.
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
Long-term Debt
As of January 31, 2015 and February 1, 2014, the fair value of our Long-term debt was $719 million and $739 million, respectively, which was estimated using Level 1 inputs, representing quoted market prices of our debt instrument.
Other Financial Instruments
Other financial instruments that are not measured at fair value on our Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.
NOTE 8 — MEMBER’S DEFICIT
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscals 2014, 2013 and 2012 we made cash distributions of $13 million, $14 million and $17 million in dividends, respectively.
NOTE 9 — RELATED PARTY TRANSACTIONS
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2014, 2013 and 2012, we earned related party Base rent revenues of $103 million, $104 million and $107 million, respectively, excluding termination payments from Toys-Delaware. During each of fiscals 2014, 2013 and 2012, we recorded Tenant reimbursements of $13 million, respectively, under the TRU Propco II Master Lease. Refer to Note 4 entitled “LEASES” for further details regarding our rental arrangements.
Termination Payments
As discussed in Note 2 entitled “REAL ESTATE, NET” and Note 3 entitled “DISCONTINUED OPERATIONS”, the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $3 million and $12 million in fiscals 2014 and 2013, respectively, in Base rents and Earnings from discontinued operations, respectively, within our Statements of Operations. We did not record any termination payments in fiscal 2012.

Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses, net in the Statements of Operations. The amount charged to us for these services was $2 million, $1 million and $2 million during fiscals 2014, 2013 and 2012, respectively.
Transactions with the Sponsors
KKR did not own any of the Secured Notes as of January 31, 2015 and owned an aggregate of $5 million as of February 1, 2014. See Note 6 entitled “LONG-TERM DEBT” for further details.
Due from Affiliate, Net
As of January 31, 2015 and February 1, 2014, Due from affiliate, net of $3 million and $4 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.
NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The FASB issued ASU 2015-03 as part of its initiative to reduce complexity in accounting standards. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). This ASU will create consistencies with the guidance in International Financial Reporting Standards as well as the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the amendments on a retrospective basis to all prior periods presented in the financial statements. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our Financial Statements.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on our Financial Statements.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Under the previous practice, an entity was required to separately classify, present, and disclose extraordinary events and transactions. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, “Presentation of Financial Statements,” which prohibits the presentation and disclosure of extraordinary items. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may either apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2015-01 is not expected to have an impact on our Financial Statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Other than the additional disclosures regarding the Company’s ability to continue as a going concern, the adoption of ASU 2014-15 is not expected to have an impact on our Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
January 31, 2015

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 31, 2015
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
BRU Oxnard, CA	—	1,703	2,357	4,060	—	1,703	2,357	4,060	(864)	7/21/2005	0	to	50	YEARS
BRU Van Nuys, CA	—	3,390	2,942	6,332	—	3,390	2,942	6,332	(1,281)	7/21/2005	0	to	50	YEARS
BRU Glendale(Arrowhead), AZ	—	—	4,800	4,800	—	—	4,800	4,800	(1,684)	7/21/2005	0	to	50	YEARS
BRU Tucson, AZ	—	2,660	2,072	4,732	—	2,660	2,072	4,732	(656)	7/21/2005	0	to	50	YEARS
BRU Sterling, VA	—	1,917	2,114	4,031	—	1,917	2,114	4,031	(606)	7/21/2005	0	to	50	YEARS
BRU White Oak, MD	—	1,367	3,529	4,896	—	1,367	3,529	4,896	(941)	7/21/2005	0	to	50	YEARS
BRU Milford, CT	—	2,234	3,164	5,398	—	2,234	3,164	5,398	(838)	7/21/2005	0	to	50	YEARS
BRU Reno, NV	—	1,412	2,063	3,475	—	1,412	2,063	3,475	(517)	7/21/2005	0	to	50	YEARS
BRU Fairview Heights, IL	—	1,072	2,986	4,058	—	1,072	2,986	4,058	(1,264)	7/21/2005	0	to	50	YEARS
BRU Ogden, UT	—	621	2,187	2,808	—	621	2,187	2,808	(988)	7/21/2005	0	to	50	YEARS
BRU Columbia, SC	—	3,491	1,175	4,666	—	3,491	1,175	4,666	(365)	7/21/2005	0	to	50	YEARS
BRU Orland Park, IL	—	1,620	2,187	3,807	—	1,620	2,187	3,807	(972)	7/21/2005	0	to	50	YEARS
BRU Northville, MI	—	2,052	3,271	5,323	—	2,052	3,271	5,323	(1,430)	7/21/2005	0	to	50	YEARS
BRU Flint, MI	—	31	3,385	3,416	—	31	3,385	3,416	(1,286)	7/21/2005	0	to	50	YEARS
BRU Auburn Hills, MI	—	2,529	2,412	4,941	—	2,529	2,412	4,941	(780)	7/21/2005	0	to	50	YEARS
BRU Fort Wayne, IN	—	1,767	2,164	3,931	—	1,767	2,164	3,931	(657)	7/21/2005	0	to	50	YEARS
BRU Syracuse, NY	—	1,408	3,824	5,232	—	1,408	3,824	5,232	(1,024)	7/21/2005	0	to	50	YEARS
BRU Merrillville, IN	—	1,029	2,443	3,472	—	1,029	2,443	3,472	(650)	7/21/2005	0	to	50	YEARS
BRU Dublin(Pleasanton), CA	—	21	5,335	5,356	—	21	5,335	5,356	(1,096)	7/21/2005	0	to	50	YEARS
BRU Modesto, CA	—	916	3,382	4,298	—	916	3,382	4,298	(1,067)	7/21/2005	0	to	50	YEARS
BRU Tigard, OR	—	25	6,165	6,190	—	25	6,165	6,190	(1,936)	7/21/2005	0	to	50	YEARS
BRU Highland Ranch, CO	—	1,854	2,863	4,717	—	1,854	2,863	4,717	(836)	7/21/2005	0	to	50	YEARS
BRU Vista, CA	—	2,006	2,423	4,429	—	2,006	2,423	4,429	(746)	7/21/2005	0	to	50	YEARS
BRU Madison, WI	—	1,045	1,834	2,879	(186)	1,045	1,648	2,693	(851)	7/21/2005	0	to	50	YEARS
BRU Braintree, MA	—	5,096	1,985	7,081	—	5,096	1,985	7,081	(988)	7/21/2005	0	to	50	YEARS
BRU Springfield, PA	—	6,345	3,927	10,272	—	6,345	3,927	10,272	(992)	7/21/2005	0	to	50	YEARS
BRU Montgomeryville, PA	—	3,709	2,469	6,178	—	3,709	2,469	6,178	(592)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 31, 2015
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Riverside, CA	—	2,326	4,324	6,650	—	2,326	4,324	6,650	(3,217)	7/21/2005	0	to	50	YEARS
TRU Bell Gardens, CA	—	1,032	3,964	4,996	—	1,032	3,964	4,996	(2,638)	7/21/2005	0	to	50	YEARS
TRU Murrietta, CA	—	1,110	2,468	3,578	—	1,110	2,468	3,578	(1,496)	7/21/2005	0	to	50	YEARS
TRU E. Mesa, AZ	—	1,142	3,142	4,284	—	1,142	3,142	4,284	(1,661)	7/21/2005	0	to	50	YEARS
TRU Mission Viejo, CA	—	3,117	3,280	6,397	—	3,117	3,280	6,397	(1,621)	7/21/2005	0	to	50	YEARS
TRU Reno, NV	—	950	3,044	3,994	—	950	3,044	3,994	(2,115)	7/21/2005	0	to	50	YEARS
TRU Modesto, CA	—	1,141	3,647	4,788	—	1,141	3,647	4,788	(2,408)	7/21/2005	0	to	50	YEARS
TRU Niles, IL	—	532	4,268	4,800	—	532	4,268	4,800	(2,962)	7/21/2005	0	to	50	YEARS
TRU Bloomingdale, IL	—	736	5,015	5,751	—	736	5,015	5,751	(3,322)	7/21/2005	0	to	50	YEARS
TRU Orland Park, IL	—	1,014	4,017	5,031	—	1,014	4,017	5,031	(2,916)	7/21/2005	0	to	50	YEARS
TRU S. Milwaukee, WI	—	215	2,657	2,872	(306)	215	2,351	2,566	(1,826)	7/21/2005	0	to	50	YEARS
TRU Brookfield, WI	—	917	3,079	3,996	—	917	3,079	3,996	(2,156)	7/21/2005	0	to	50	YEARS
TRU Davenport, IA	—	950	2,881	3,831	—	950	2,881	3,831	(1,540)	7/21/2005	0	to	50	YEARS
TRU Racine, WI	—	703	2,679	3,382	—	703	2,679	3,382	(1,641)	7/21/2005	0	to	50	YEARS
TRU Gurnee, IL	—	1,681	2,876	4,557	—	1,681	2,876	4,557	(1,696)	7/21/2005	0	to	50	YEARS
TRU Yonkers, NY	—	1,570	5,867	7,437	—	1,570	5,867	7,437	(4,145)	7/21/2005	0	to	50	YEARS
TRU Toms River, NJ	—	783	4,508	5,291	—	783	4,508	5,291	(3,205)	7/21/2005	0	to	50	YEARS
TRU Nanuet, NY	—	666	4,372	5,038	—	666	4,372	5,038	(3,056)	7/21/2005	0	to	50	YEARS
TRU Milford, CT	—	698	3,762	4,460	—	698	3,762	4,460	(2,622)	7/21/2005	0	to	50	YEARS
TRU Poughkeepsie, NY	—	662	4,578	5,240	—	662	4,578	5,240	(2,848)	7/21/2005	0	to	50	YEARS
TRU Norwalk, CT	—	2,420	5,172	7,592	—	2,420	5,172	7,592	(2,396)	7/21/2005	0	to	50	YEARS
TRU Austin(So), TX	—	967	3,878	4,845	—	967	3,878	4,845	(2,071)	7/21/2005	0	to	50	YEARS
TRU Corpus Christi, TX	—	1,224	2,925	4,149	—	1,224	2,925	4,149	(1,912)	7/21/2005	0	to	50	YEARS
TRU Lafayette, LA	—	1,155	2,514	3,669	—	1,155	2,514	3,669	(1,381)	7/21/2005	0	to	50	YEARS
TRU Mc Allen, TX	—	2,438	2,615	5,053	—	2,438	2,615	5,053	(1,434)	7/21/2005	0	to	50	YEARS
TRU Manchester, NH	—	578	2,867	3,445	—	578	2,867	3,445	(2,008)	7/21/2005	0	to	50	YEARS
TRU Salem, NH	—	2,622	4,027	6,649	—	2,622	4,027	6,649	(2,310)	7/21/2005	0	to	50	YEARS
TRU South Arlington, TX	—	1,819	3,975	5,794	—	1,819	3,975	5,794	(2,596)	7/21/2005	0	to	50	YEARS
TRU Lewisville, TX	—	1,400	2,787	4,187	—	1,400	2,787	4,187	(1,606)	7/21/2005	0	to	50	YEARS
TRU Tigard, OR	—	1,501	3,874	5,375	—	1,501	3,874	5,375	(2,816)	7/21/2005	0	to	50	YEARS
TRU Annapolis, MD	—	5,007	4,176	9,183	—	5,007	4,176	9,183	(2,288)	7/21/2005	0	to	50	YEARS
TRU Winchester, VA	—	4	2,515	2,519	—	4	2,515	2,519	(1,451)	7/21/2005	0	to	50	YEARS
TRU Fredericksburg, VA	—	1,500	1,711	3,211	—	1,500	1,711	3,211	(1,001)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 31, 2015
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Norfolk, VA	—	821	3,077	3,898	—	821	3,077	3,898	(2,368)	7/21/2005	0	to	50	YEARS
TRU Golden Ring, MD	—	1,426	3,759	5,185	—	1,426	3,759	5,185	(2,385)	7/21/2005	0	to	50	YEARS
TRU Johnson City, TN	—	1,434	2,552	3,986	—	1,434	2,552	3,986	(1,429)	7/21/2005	0	to	50	YEARS
TRU Cary, NC	—	1,056	2,833	3,889	—	1,056	2,833	3,889	(1,551)	7/21/2005	0	to	50	YEARS
TRU Dadeland, FL	—	3,052	4,426	7,478	—	3,052	4,426	7,478	(3,149)	7/21/2005	0	to	50	YEARS
TRU Orlando III , FL	—	3,550	4,102	7,652	—	3,550	4,102	7,652	(2,395)	7/21/2005	0	to	50	YEARS
TRU Pembroke Pines, FL	—	2,986	3,214	6,200	—	2,986	3,214	6,200	(1,558)	7/21/2005	0	to	50	YEARS
TRU Rivergate, TN	—	1,910	3,042	4,952	—	1,910	3,042	4,952	(2,235)	7/21/2005	0	to	50	YEARS
TRU Birmingham II, AL	—	3,225	3,706	6,931	—	3,225	3,706	6,931	(2,214)	7/21/2005	0	to	50	YEARS
TRU Pineville, NC	—	1,783	2,233	4,016	(313)	1,470	2,233	3,703	(1,218)	7/21/2005	0	to	50	YEARS
TRU Franklin, TN	—	1,208	2,951	4,159	—	1,208	2,951	4,159	(1,278)	7/21/2005	0	to	50	YEARS
TRU Germantown, TN	—	1,179	2,331	3,510	—	1,179	2,331	3,510	(1,055)	7/21/2005	0	to	50	YEARS
TRU Castleton, IN	—	559	3,049	3,608	—	559	3,049	3,608	(2,060)	7/21/2005	0	to	50	YEARS
TRU Florence, KY	—	884	2,579	3,463	—	884	2,579	3,463	(1,941)	7/21/2005	0	to	50	YEARS
TRU Southgate, MI	—	218	2,603	2,821	—	218	2,603	2,821	(2,300)	7/21/2005	0	to	50	YEARS
TRU Madison Heights, MI	—	256	4,314	4,570	—	256	4,314	4,570	(3,270)	7/21/2005	0	to	50	YEARS
TRU Sterling Hghts, MI	—	1,395	3,555	4,950	—	1,395	3,555	4,950	(2,525)	7/21/2005	0	to	50	YEARS
TRU Westland, MI	—	752	4,025	4,777	—	752	4,025	4,777	(2,711)	7/21/2005	0	to	50	YEARS
TRU Des Moines, IA	—	824	2,879	3,703	—	824	2,879	3,703	(1,777)	7/21/2005	0	to	50	YEARS
TRU Mid Rivers, MO	—	1,117	3,053	4,170	—	1,117	3,053	4,170	(1,861)	7/21/2005	0	to	50	YEARS
TRU Fairview Hts, IL	—	1,217	3,152	4,369	—	1,217	3,152	4,369	(1,981)	7/21/2005	0	to	50	YEARS
TRU Westminster, CO	—	1,599	3,408	5,007	—	1,599	3,408	5,007	(2,048)	7/21/2005	0	to	50	YEARS
TRU Appleton, WI	—	851	3,062	3,913	—	851	3,062	3,913	(1,592)	7/21/2005	0	to	50	YEARS
TRU Kingston, MA	—	2,671	2,951	5,622	—	2,671	2,951	5,622	(1,715)	7/21/2005	0	to	50	YEARS
TRU Brockton, MA	—	1,205	2,978	4,183	—	1,205	2,978	4,183	(1,773)	7/21/2005	0	to	50	YEARS
TRU No Attlboro, MA	—	2,664	3,857	6,521	—	2,664	3,857	6,521	(2,098)	7/21/2005	0	to	50	YEARS
TRU Colerain, OH	—	673	3,304	3,977	—	673	3,304	3,977	(2,237)	7/21/2005	0	to	50	YEARS
TRU Clermont, OH	—	882	2,836	3,718	—	882	2,836	3,718	(2,026)	7/21/2005	0	to	50	YEARS
TRU Columbus-Hamilton, OH	—	690	2,702	3,392	—	690	2,702	3,392	(1,596)	7/21/2005	0	to	50	YEARS
TRU Miamisburg, OH	—	1,271	3,191	4,462	—	1,271	3,191	4,462	(2,151)	7/21/2005	0	to	50	YEARS
TRU Dublin, OH	—	1,179	2,719	3,898	—	1,179	2,719	3,898	(1,596)	7/21/2005	0	to	50	YEARS
TRU Chapel Hill, OH	—	811	2,805	3,616	—	811	2,805	3,616	(1,880)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 31, 2015
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Mentor, OH	—	901	3,567	4,468	—	901	3,567	4,468	(2,262)	7/21/2005	0	to	50	YEARS
TRU Elyria, OH	—	716	2,971	3,687	—	716	2,971	3,687	(1,844)	7/21/2005	0	to	50	YEARS
TRU Boardman Twp., OH	—	370	2,508	2,878	—	370	2,508	2,878	(1,499)	7/21/2005	0	to	50	YEARS
TRU Canton Realty, OH	—	724	1,679	2,403	—	724	1,679	2,403	(1,279)	7/21/2005	0	to	50	YEARS
TRU Toledo, OH	—	1,266	3,872	5,138	—	1,266	3,872	5,138	(2,739)	7/21/2005	0	to	50	YEARS
TRU North Toledo, OH	—	549	2,212	2,761	—	549	2,212	2,761	(1,167)	7/21/2005	0	to	50	YEARS
TRU Sandusky, OH	—	956	1,277	2,233	—	956	1,277	2,233	(668)	7/21/2005	0	to	50	YEARS
TRU Allentown, PA	—	1,250	4,706	5,956	—	1,250	4,706	5,956	(3,199)	7/21/2005	0	to	50	YEARS
TRU Wilkes-Barre, PA	—	550	3,579	4,129	—	550	3,579	4,129	(2,464)	7/21/2005	0	to	50	YEARS
TRU Scranton, PA	—	1,372	3,418	4,790	—	1,372	3,418	4,790	(2,198)	7/21/2005	0	to	50	YEARS
TRU King Of Prussia, PA	—	800	4,993	5,793	(4,965)	753	75	828	(74)	7/21/2005	0	to	50	YEARS
TRU York, PA	—	606	2,032	2,638	—	606	2,032	2,638	(1,415)	7/21/2005	0	to	50	YEARS
TRU Oxford Valley, PA	—	780	5,001	5,781	—	780	5,001	5,781	(2,934)	7/21/2005	0	to	50	YEARS
TRU Granite Run, PA	—	1,149	4,499	5,648	—	1,149	4,499	5,648	(3,087)	7/21/2005	0	to	50	YEARS
TRU Williamsport, PA	—	478	1,936	2,414	—	478	1,936	2,414	(839)	7/21/2005	0	to	50	YEARS
TRU Franklin Hills, PA	—	2,364	3,845	6,209	—	2,364	3,845	6,209	(2,082)	7/21/2005	0	to	50	YEARS
TRU Reading, PA	—	3,767	2,305	6,072	1,489	5,058	2,503	7,561	(1,233)	7/21/2005	0	to	50	YEARS
TRU Johnstown, PA	—	765	1,404	2,169	—	765	1,404	2,169	(639)	7/21/2005	0	to	50	YEARS
TRU Erie, PA	—	1,434	4,178	5,612	—	1,434	4,178	5,612	(2,619)	7/21/2005	0	to	50	YEARS
TRU Monroeville, PA	—	2,084	5,140	7,224	—	2,084	5,140	7,224	(3,133)	7/21/2005	0	to	50	YEARS
TRU Center Twp, PA	—	617	4,549	5,166	—	617	4,549	5,166	(2,796)	7/21/2005	0	to	50	YEARS
BRU Everett, MA	—	—	3,806	3,806	—	—	3,806	3,806	(2,196)	7/21/2005	0	to	50	YEARS
BRU Holland(Toledo),OH	—	—	1,633	1,633	—	—	1,633	1,633	(606)	7/21/2005	0	to	50	YEARS
BRU N. Attleboro, MA	—	—	1,852	1,852	—	—	1,852	1,852	(851)	7/21/2005	0	to	50	YEARS
BRU Reynoldsburg(Columbus),OH	—	—	2,486	2,486	—	—	2,486	2,486	(1,335)	7/21/2005	0	to	50	YEARS
BRU Boardman, OH	—	—	1,312	1,312	—	—	1,312	1,312	(565)	7/21/2005	0	to	50	YEARS
TRU N. Dartmouth, MA	—	—	2,038	2,038	—	—	2,038	2,038	(1,011)	7/21/2005	0	to	50	YEARS
TRU St. Clairsville, OH	—	—	3,544	3,544	—	—	3,544	3,544	(2,065)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 31, 2015
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU North Olmsted, OH	—	—	3,774	3,774	—	—	3,774	3,774	(2,195)	7/21/2005	0	to	50	YEARS
TRU Montrose, OH	—	—	2,184	2,184	—	—	2,184	2,184	(1,276)	7/21/2005	0	to	50	YEARS
TRU Ross Park Mall, PA	—	—	4,652	4,652	—	—	4,652	4,652	(3,046)	7/21/2005	0	to	50	YEARS
TRU Cranberry, PA	—	—	3,085	3,085	—	—	3,085	3,085	(1,648)	7/21/2005	0	to	50	YEARS
TOTAL		$164,746	$398,207	$562,953	$(4,281)	$165,677	$392,995	$558,672	$(221,205)
Reconciliations of gross amount at which assets are carried for the three fiscal years ended 2014, 2013 and 2012 are as follows:

	Fiscal Year (in thousands)
	2014	2013	2012
Balance at beginning of fiscal year	$564,076	$575,395	$575,395
Additions (Deductions) during year:
Cost of real estate sold	(5,404)	(7,446)	—
Asset disposals/retirements (1)	—	(3,873)	—
Balance at close of fiscal year	$558,672	$564,076	$575,395
Reconciliations of accumulated depreciation for the three fiscal years ended 2014, 2013 and 2012 are as follows:

	Fiscal Year (in thousands)
	2014	2013	2012
Balance at beginning of fiscal year	$211,140	$206,669	$193,028
Additions (Deductions) during year:
Accumulated depreciation on real estate sold	(886)	(4,060)	—
Provision for depreciation	10,951	12,404	13,641
Asset disposals/retirements (1)	—	(3,873)	—
Balance at close of fiscal year	$221,205	$211,140	$206,669
(1) Assets disposed of in connection with sale of property and retirement of minor alterations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of management, including our principal executive and principal financial officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on this assessment, management concluded that, as of January 31, 2015, our internal control over financial reporting was effective.
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
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
TRU Propco II Master Lease
We own fee and ground leasehold interests in 124 properties in the United States (collectively, the “Properties” and each, a “Property”), which we lease on a triple-net basis to Toys “R” Us-Delaware, Inc. (“Toys-Delaware”) pursuant to the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). Set forth below are the principal terms of the TRU Propco II Master Lease.
Parties
TRU Propco II, as the “Landlord,” and Toys-Delaware, as the “Tenant.”
Leased properties
124 properties, comprising either fee interests or ground-leased land and the improvements thereon.
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
The net base cash rents to be paid by the Tenant to us under the TRU Propco II Master Lease, effective November 20, 2009, increased to approximately $91 million per annum, net of rents due to third parties. The base rents to be paid by Toys-Delaware in fiscal 2015 are expected to be $97 million, reduced for lease terminations and properties sold, and inclusive of the 10% rent increase effective on February 1, 2015 as required by the TRU Propco II Master Lease. Future rental payments are subject to additional 10% increases on February 1, 2020 and February 1, 2025. If Tenant requests Landlord to make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property, and Landlord agrees to such request, or if Landlord offers to Tenant that Landlord make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased

Property and Tenant accepts such offer, then the base rent for such Leased Property shall be increased by an amount agreed upon by the parties to reflect a rental increase that would be agreed upon by a landlord and tenant, who are unrelated to one another and dealing with each other on an arm’s length basis, in consideration for such capital improvement or payment by Landlord, taking into account then-market conditions and the terms and conditions of this TRU Propco II Master Lease. For clarity, any making of any request, agreement, offer or acceptance referred to above in this section shall be in the sole discretion of each of Landlord and Tenant.
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
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During fiscals 2014, 2013 and 2012, we earned related party Base rent revenues of $103 million, $104 million and $107 million respectively, excluding termination payments from Toys-Delaware. During each of fiscals 2014, 2013 and 2012, we recorded Tenant reimbursements of $13 million, respectively, under the TRU Propco II Master Lease. See Note 4 to the Financial Statements entitled “LEASES” regarding our rental arrangements.
Termination Payments
The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $3 million and $12 million in fiscals 2014 and 2013, respectively, in Base rents and Earnings from discontinued operations, respectively, within our Statement of Operations. We did not record any termination payments in fiscal 2012.
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
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses, net in the Statements of Operations. The amount charged to us for these services was $2 million, $1 million and $2 million during fiscals 2014, 2013 and 2012, respectively.
Transactions with the Sponsors
Investment funds or accounts advised by or affiliated with Kohlberg Kravis Roberts & Co. L.P., did not own any of the Secured Notes as of January 31, 2015 and owned an aggregate of $5 million as of February 1, 2014. See Note 6 to the Financial Statements entitled “LONG-TERM DEBT” for further details.
Due from Affiliate, Net
As of January 31, 2015 and February 1, 2014, Due from affiliate, net of $3 million and $4 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.
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
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the audit of our Financial Statements for fiscals 2014 and 2013.
Audit Fees
Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively “D&T”) provided professional services to TRU and its consolidated subsidiaries for fiscals 2014 and 2013. A portion of these costs have been allocated to TRU Propco II.
The aggregate fees billed by D&T for professional services rendered on our behalf for the audits of the annual Financial Statements for fiscals 2014 and 2013 and for the reviews of our Quarterly Reports on Form 10-Q for those fiscal years were estimated as follows:

	Fiscal 2014	Fiscal 2013
Audit Fees	$211,000	$217,000

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules
(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.
(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 56 of this Annual Report on Form 10-K. We will furnish to any security holder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such security holder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

By:	/s/ Michael J. Short
Name:	Michael J. Short
Title:	President and Chief Financial Officer
Date: April 24, 2015
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated at Toys-Delaware, the Managing Member of Giraffe Holdings, LLC, the Managing Member of Giraffe Junior Holdings, LLC, the Managing Member of Toys “R” Us Property Company II, LLC, such person performing the similar functions of a board of directors of the registrant, on April 24, 2015.

Signature	Title

/s/ Antonio Urcelay	Chief Executive Officer of Toys-Delaware
Antonio Urcelay

/s/ Michael J. Short	Executive Vice President — Chief Financial Officer of Toys-Delaware and President and Chief Financial Officer of the registrant (Principal Executive and Financial Officer of the registrant)
Michael J. Short

/s/ Charles D. Knight	Senior Vice President — Controller of Toys-Delaware
Charles D. Knight	(Principal Accounting Officer of the registrant)

/s/ Michael J. Short	Authorized officer of the Managing Member of the Company
Michael J. Short

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on April 24, 2015 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document