Form 10-Q
period 2015-05-02
Toys R Us Property Co II, LLC
filed 2015-06-12
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015 Commission file number 333-168515
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
As of June 12, 2015, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	May 2, 2015	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$98,025	$66,398
Due from affiliate, net	3,584	3,436
Prepaid expenses	1,569	1,450
Total current assets	103,178	71,284
Real Estate, Net:
Land	165,100	165,677
Buildings, net	142,433	144,729
Property and leasehold improvements, net	25,633	27,061
Total real estate, net	333,166	337,467
Straight-line rent receivable from affiliate	95,704	95,029
Debt issuance costs	9,242	10,145
Total Assets	$541,290	$513,925

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$25,903	$10,497
Real estate taxes payable	4,658	4,538
Deferred related party revenue	7,557	—
Deferred third party rent liabilities	4	4
Other current liabilities	279	314
Total current liabilities	38,401	15,353
Long-term debt	720,891	720,542
Deferred third party rent liabilities	13,807	13,713
Member’s deficit	(231,809)	(235,683)
Total Liabilities and Member’s Deficit	$541,290	$513,925
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In thousands)	May 2, 2015	May 3, 2014
Rental revenues:
Base rents	$28,241	$26,474
Tenant reimbursements	3,343	3,210
Total revenues	31,584	29,684
Depreciation	2,682	2,800
Rental expense	678	678
Common area maintenance expenses	3,343	3,210
Other operating expenses, net	1,463	445
Total operating expenses	8,166	7,133
Operating earnings	23,418	22,551
Interest expense, net	16,644	16,622
Net earnings	$6,774	$5,929
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In thousands)	May 2, 2015	May 3, 2014
Cash Flows from Operating Activities:
Net earnings	$6,774	$5,929
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation	2,682	2,800
Amortization of debt issuance costs	903	903
Amortization of original issue discount	349	322
Loss on sale of real estate	1,027	—
Changes in operating assets and liabilities:
Due from affiliate, net	(148)	221
Prepaid expenses	(119)	(147)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(581)	(3,124)
Accrued interest, Real estate taxes payable and Other current liabilities	15,491	15,602
Deferred related party revenue	7,557	6,690
Net cash provided by operating activities	33,935	29,196
Cash Flows from Investing Activities:
Proceeds from sale of real estate	592	—
Net cash provided by investing activities	592	—
Cash Flows from Financing Activities:
Distributions	(2,900)	—
Net cash used in financing activities	(2,900)	—
Cash and cash equivalents:
Net increase during period	31,627	29,196
Cash and cash equivalents at beginning of period	66,398	49,178
Cash and cash equivalents at end of period	$98,025	$78,374
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member’s Deficit
Balance, February 1, 2014	$(244,275)
Net earnings	5,929
Balance, May 3, 2014	$(238,346)

Balance, January 31, 2015	$(235,683)
Net earnings	6,774
Distributions	(2,900)
Balance, May 2, 2015	$(231,809)
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
The Condensed Balance Sheets as of May 2, 2015 and January 31, 2015, the Condensed Statements of Operations, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the thirteen weeks ended May 2, 2015 and May 3, 2014, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Balance Sheet at January 31, 2015, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

2. Real estate, net

(In thousands)	May 2, 2015	January 31, 2015
Land	$165,100	$165,677
Buildings	262,786	264,695
Property and leasehold improvements	127,998	128,300
	555,884	558,672
Less: accumulated depreciation	(222,718)	(221,205)
Total	$333,166	$337,467
During the thirteen weeks ended May 2, 2015, we sold an owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $1 million which is included in Other operating expenses, net. The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded a termination payment of $2 million during the thirteen weeks ended May 2, 2015, in Base rents in the Condensed Statement of Operations.
During the thirteen weeks ended May 3, 2014, we did not dispose of any properties.

3. Fair value measurements
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

Long-term Debt
As of May 2, 2015 and January 31, 2015, the fair value of our Long-term debt was $741 million and $719 million, respectively, which was estimated using Level 1 inputs, representing quoted market prices in reasonably active markets of our debt instrument.
Other Financial Instruments
Other financial instruments that are not measured at fair value on our Condensed Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

4. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the thirteen weeks ended May 2, 2015, we made cash distributions of $3 million in dividends. During the thirteen weeks ended May 3, 2014, we did not make any cash distributions.

5. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During the thirteen weeks ended May 2, 2015 and May 3, 2014, we earned related party Base rent revenues of $26 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of $3 million under the TRU Propco II Master Lease during each of the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.
Termination Payments
As discussed in Note 2 entitled “Real estate, net,” the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $2 million for the thirteen weeks ended May 2, 2015 in Base rents within our Statements of Operations. We did not record any termination payments for the thirteen weeks ended May 3, 2014.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses, net on the Condensed Statements of Operations. During each of the thirteen weeks ended May 2, 2015 and May 3, 2014, the amounts charged to us for these services were less than $1 million.
Transactions with the Sponsors
From time to time, an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P. and Vornado Realty Trust (collectively, the “Sponsors”) or their affiliates may acquire our debt in open market transactions or through loan syndications. As of May 2, 2015 and May 3, 2014, the Sponsors or their affiliates did not own any of our debt.
Due from Affiliate, Net
As of May 2, 2015 and January 31, 2015, Due from affiliate, net of $4 million and $3 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

6. Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the

International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and Condensed Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We are a special purpose entity owned indirectly by Toys “R” Us, Inc. (“TRU”), through Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) and formed in July 2005. We own fee and ground leasehold interests in 123 properties in various retail markets throughout the United States. Under an operating company/property company structure, we lease these properties on a triple-net basis, to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For quarterly financial statements and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.

Results of Operations
Total Revenues

	13 Weeks Ended
($ In thousands)	May 2, 2015	May 3, 2014	$ Change	% Change
Total revenues	$31,584	$29,684	$1,900	6.4%
Total revenues increased by $1.9 million for the thirteen weeks ended May 2, 2015, compared to the same period last year. The increase was primarily due to a termination payment of $2.2 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for one property sold.

Depreciation

	13 Weeks Ended
($ In thousands)	May 2, 2015	May 3, 2014	$ Change	% Change
Depreciation	$2,682	$2,800	$(118)	(4.2)%
Depreciation decreased by $0.1 million for the thirteen weeks ended May 2, 2015, compared to the same period last year.

Rental Expense

	13 Weeks Ended
($ In thousands)	May 2, 2015	May 3, 2014	$ Change	% Change
Rental expense	$678	$678	$—	—%
Rental expense remained consistent for the thirteen weeks ended May 2, 2015, compared to the same period last year.

Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands)	May 2, 2015	May 3, 2014	$ Change	% Change
Common area maintenance expenses	$3,343	$3,210	$133	4.1%
Common area maintenance expenses increased by $0.1 million for the thirteen weeks ended May 2, 2015, compared to the same period last year. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

	13 Weeks Ended
($ In thousands)	May 2, 2015	May 3, 2014	$ Change	% Change
Other operating expenses, net	$1,463	$445	$1,018	228.8%
Other operating expenses, net increased by $1.0 million for the thirteen weeks ended May 2, 2015, compared to the same period last year. The increase was primarily due to the sale of an owned property and a non-operating parcel to unrelated third parties, which resulted in a net loss of $1.0 million.

Interest Expense, Net

	13 Weeks Ended
($ In thousands)	May 2, 2015	May 3, 2014	$ Change	% Change
Interest expense, net	$16,644	$16,622	$22	0.1%
Interest expense, net remained relatively consistent for the thirteen weeks ended May 2, 2015, compared to the same period last year.

Net Earnings

	13 Weeks Ended
($ In thousands)	May 2, 2015	May 3, 2014	$ Change	% Change
Net earnings	$6,774	$5,929	$845	14.3%
Net earnings increased by $0.8 million to $6.8 million for the thirteen weeks ended May 2, 2015, compared to the same period last year. The increase was primarily due to an increase in Total revenues, partially offset by an increase in Other operating expenses, net.

Liquidity and Capital Resources
Overview
As of May 2, 2015, we were in compliance with all of the covenants related to the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of May 2, 2015.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for at least the next twelve months.

Cash Flows

	13 Weeks Ended
(In thousands)	May 2, 2015	May 3, 2014	Change
Net cash provided by operating activities	$33,935	$29,196	$4,739
Net cash provided by investing activities	592	—	592
Net cash used in financing activities	(2,900)	—	(2,900)
Net increase during period in cash and cash equivalents	$31,627	$29,196	$2,431
Cash Flows Provided by Operating Activities
During the thirteen weeks ended May 2, 2015, Net cash provided by operating activities was $33.9 million, compared to $29.2 million for the thirteen weeks ended May 3, 2014. The increase in Net cash provided by operating activities was primarily due to an increase in collections of base rents in the current period due to a scheduled fixed escalation in base rents of 10% on February 1, 2015 per the TRU Propco II Master Lease. Additionally contributing to the increase was a termination payment received from Toys-Delaware as required under the TRU Propco II Master Lease.
Cash Flows Provided by Investing Activities
The Net cash provided by investing activities for the thirteen weeks ended May 2, 2015 was due to proceeds received from the sale of real estate of $0.6 million.
Cash Flows Used in Financing Activities
During the thirteen weeks ended May 2, 2015, Net cash used in financing activities was $2.9 million due to Distributions.

Debt
Refer to the Annual Report on Form 10-K for further details regarding our debt.

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for details on our contractual obligations and commitments.

Critical Accounting Policies
Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 31, 2015, for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-08, “'Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115” (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Condensed Financial Statements.

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
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of Toys-Delaware’s business, competition in the retail industry, changes in Toys-Delaware’s product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, birth rates, Toys-Delaware’s ability to implement its strategy including implementing initiatives for season, our ability to recognize cost savings, marketing strategies, the availability of adequate financing to us, Toys-Delaware and TRU, access to trade credit, changes in consumer preferences, changes in employment legislation, Toys-Delaware’s dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware’s international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware’s stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware’s business, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on April 24, 2015, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no change in our exposure to market risk during the thirteen weeks ended May 2, 2015. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: June 12, 2015	/s/ Michael J. Short
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen weeks ended May 2, 2015 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on June 12, 2015 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document