Form 10-Q
period 2015-08-01
Toys R Us Property Co II, LLC
filed 2015-09-15
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015 Commission file number 333-168515
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
As of September 15, 2015, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	August 1, 2015	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$78,466	$66,398
Due from affiliate, net	4,811	3,436
Prepaid expenses	759	1,450
Total current assets	84,036	71,284
Real Estate, Net:
Land	165,100	165,677
Buildings, net	141,127	144,729
Property and leasehold improvements, net	24,262	27,061
Total real estate, net	330,489	337,467
Straight-line rent receivable from affiliate	96,683	95,029
Debt issuance costs	8,338	10,145
Total Assets	$519,546	$513,925

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$10,439	$10,497
Real estate taxes payable	4,847	4,538
Deferred third party rent liabilities	4	4
Other current liabilities	253	314
Total current liabilities	15,543	15,353
Long-term debt	721,252	720,542
Deferred third party rent liabilities	13,891	13,713
Member’s deficit	(231,140)	(235,683)
Total Liabilities and Member’s Deficit	$519,546	$513,925
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Rental revenues:
Base rents	$25,537	$28,452	$53,778	$54,926
Tenant reimbursements	3,375	3,205	6,718	6,415
Total revenues	28,912	31,657	60,496	61,341
Depreciation	2,678	2,770	5,360	5,570
Rental expense	671	679	1,349	1,357
Common area maintenance expenses	3,375	3,205	6,718	6,415
Other operating expenses, net	437	3,607	1,900	4,052
Total operating expenses	7,161	10,261	15,327	17,394
Operating earnings	21,751	21,396	45,169	43,947
Interest expense, net	16,593	16,572	33,237	33,194
Net earnings	$5,158	$4,824	$11,932	$10,753
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In thousands)	August 1, 2015	August 2, 2014
Cash Flows from Operating Activities:
Net earnings	$11,932	$10,753
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation	5,360	5,570
Amortization of debt issuance costs	1,807	1,806
Amortization of original issue discount	710	652
Loss on sale of real estate	1,026	3,163
Changes in operating assets and liabilities:
Due from affiliate, net	(1,375)	(3,363)
Prepaid expenses	691	363
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(1,476)	(5,781)
Accrued interest, Real estate taxes payable and Other current liabilities	190	51
Deferred related party revenue	—	6,892
Net cash provided by operating activities	18,865	20,106
Cash Flows from Investing Activities:
Proceeds from sale of real estate	592	1,355
Net cash provided by investing activities	592	1,355
Cash Flows from Financing Activities:
Distributions	(7,389)	(6,536)
Net cash used in financing activities	(7,389)	(6,536)
Cash and cash equivalents:
Net increase during period	12,068	14,925
Cash and cash equivalents at beginning of period	66,398	49,178
Cash and cash equivalents at end of period	$78,466	$64,103
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member’s Deficit
Balance, February 1, 2014	$(244,275)
Net earnings	10,753
Distributions	(6,536)
Balance, August 2, 2014	$(240,058)

Balance, January 31, 2015	$(235,683)
Net earnings	11,932
Distributions	(7,389)
Balance, August 1, 2015	$(231,140)
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
The Condensed Balance Sheets as of August 1, 2015 and January 31, 2015, the Condensed Statements of Operations for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the twenty-six weeks ended August 1, 2015 and August 2, 2014, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Balance Sheet at January 31, 2015, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

2. Real estate, net

(In thousands)	August 1, 2015	January 31, 2015
Land	$165,100	$165,677
Buildings	262,786	264,695
Property and leasehold improvements	127,998	128,300
	555,884	558,672
Less: accumulated depreciation	(225,395)	(221,205)
Total	$330,489	$337,467
During the thirteen weeks ended August 1, 2015, we did not dispose of any properties. During the twenty-six weeks ended August 1, 2015, we sold an owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $1 million which is included in Other operating expenses, net. The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. Termination payments are included in Base Rents in the Condensed Statements of Operations. We did not record any termination payments for the thirteen weeks ended August 1, 2015. We recorded a termination payment of $2 million during the twenty-six weeks ended August 1, 2015.
During the thirteen and twenty-six weeks ended August 2, 2014, we sold one owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $3 million. As per the terms of the TRU Propco II Master Lease, we recorded a termination payment of $3 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively.

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
Long-term Debt
As of August 1, 2015 and January 31, 2015, the fair value of our Long-term debt was $718 million and $719 million, respectively, which was estimated using Level 1 inputs, representing quoted market prices in reasonably active markets of our debt instrument.
Other Financial Instruments
Other financial instruments that are not measured at fair value on our Condensed Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

4. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During each of the twenty-six weeks ended August 1, 2015 and August 2, 2014, we made cash distributions of $7 million in dividends.

5. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During each of the thirteen weeks ended August 1, 2015 and August 2, 2014, we earned related party Base rent revenues of $26 million, respectively, excluding termination payments from Toys-Delaware. During each of the twenty-six weeks ended August 1, 2015 and August 2, 2014, we earned related party Base rent revenues of $52 million, respectively, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of $4 million and $3 million under the TRU Propco II Master Lease during each of the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively. During the twenty-six weeks ended August 1, 2015 and August 2, 2014, we recorded Tenant reimbursements of $7 million and $6 million, respectively.
Termination Payments
As discussed in Note 2 entitled “Real estate, net,” the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We did not record any termination payments for the thirteen weeks ended August 1, 2015. We recorded a termination payment of $2 million for the twenty-six weeks ended August 1, 2015, in Base rents within our Statements of Operations. We recorded a termination payment of $3 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses, net on the Condensed Statements of Operations. During each of the thirteen weeks ended August 1, 2015 and August 2, 2014, the amounts charged to us for these services were less than $1 million. During each of the twenty-six weeks ended August 1, 2015 and August 2, 2014, the amounts charged to us for these services were $1 million.
Transactions with the Sponsors
From time to time, an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P. and Vornado Realty Trust (collectively, the “Sponsors”) or their affiliates may acquire our debt in open market transactions or through loan syndications. As of August 1, 2015 and August 2, 2014, the Sponsors or their affiliates did not own any of our debt.
Due from Affiliate, Net
As of August 1, 2015 and January 31, 2015, Due from affiliate, net of $5 million and $3 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

6. Recent accounting pronouncements
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). This ASU will create consistencies with the guidance in International Financial Reporting Standards as well as the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The amendments in ASU 2015-03 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the amendments on a retrospective basis to all prior periods presented in the financial statements. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our Condensed Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. As a result of the FASB issuing ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” in August 2015, the amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the adoption methodology and the impact the adoption of ASU 2014-09 will have on our Condensed Financial Statements.

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

Results of Operations
Total Revenues

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Total revenues	$28,912	$31,657	$(2,745)	(8.7)%	$60,496	$61,341	$(845)	(1.4)%
Total revenues decreased by $2.7 million for the thirteen weeks ended August 1, 2015, compared to the same period last year. The decrease was primarily due to a termination payment of $3.1 million recognized from Toys-Delaware as required under the TRU Propco II Master Lease for one property sold during the thirteen weeks ended August 2, 2014.
Total revenues decreased by $0.8 million for the twenty-six weeks ended August 1, 2015, compared to the same period last year primarily due to a $1.0 million decline in termination payments as required under the TRU Propco II Master Lease.

Depreciation

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Depreciation	$2,678	$2,770	$(92)	(3.3)%	$5,360	$5,570	$(210)	(3.8)%
Depreciation decreased by $0.1 million and $0.2 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to the same periods last year. The decrease in both periods was due to assets that were fully depreciated.

Rental Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Rental expense	$671	$679	$(8)	(1.2)%	$1,349	$1,357	$(8)	(0.6)%
Rental expense decreased by less than $0.1 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to the same periods last year.

Common Area Maintenance Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Common area maintenance expenses	$3,375	$3,205	$170	5.3%	$6,718	$6,415	$303	4.7%
Common area maintenance expenses increased by $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to the same periods last year. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Other operating expenses, net	$437	$3,607	$(3,170)	(87.9)%	$1,900	$4,052	$(2,152)	(53.1)%
Other operating expenses, net decreased by $3.2 million for the thirteen weeks ended August 1, 2015, compared to the same period last year. The decrease was primarily due to the sale of an owned property and a non-operating parcel to unrelated third parties during the thirteen weeks ended August 2, 2014, which resulted in a net loss of $3.2 million in the same period last year.
Other operating expenses, net decreased by $2.2 million for the twenty-six weeks ended August 1, 2015, compared to the same period last year. The decrease was primarily due to a decline in the net loss on sale of properties of $2.1 million.

Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Interest expense, net	$16,593	$16,572	$21	0.1%	$33,237	$33,194	$43	0.1%
Interest expense, net remained relatively consistent for the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to the same periods last year.

Net Earnings

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	August 1, 2015	August 2, 2014	$ Change	% Change	August 1, 2015	August 2, 2014	$ Change	% Change
Net earnings	$5,158	$4,824	$334	6.9%	$11,932	$10,753	$1,179	11.0%
Net earnings increased by $0.3 million and $1.2 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to the same periods last year. The increase in both periods was primarily due a decrease in Other operating expenses, net, partially offset by a decrease in Total revenues.

Liquidity and Capital Resources
Overview
As of August 1, 2015, we were in compliance with all of the covenants related to the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured

Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of August 1, 2015.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for at least the next twelve months.
Cash Flows

	26 Weeks Ended
(In thousands)	August 1, 2015	August 2, 2014	Change
Net cash provided by operating activities	$18,865	$20,106	$(1,241)
Net cash provided by investing activities	592	1,355	(763)
Net cash used in financing activities	(7,389)	(6,536)	(853)
Net increase during period in cash and cash equivalents	$12,068	$14,925	$(2,857)
Cash Flows Provided by Operating Activities
During the twenty-six weeks ended August 1, 2015, Net cash provided by operating activities was $18.9 million, compared to $20.1 million for the twenty-six weeks ended August 2, 2014. The decrease in Net cash provided by operating activities was primarily due to an decrease in collections of base rents in the current period due to timing of rental payments received, partially offset by an increase in termination payments received from Toys-Delaware as required under the TRU Propco II Master Lease compared to the prior year.
Cash Flows Provided by Investing Activities
During the twenty-six weeks ended August 1, 2015, Net cash provided by investing activities was $0.6 million, compared to $1.4 million for the twenty-six weeks ended August 2, 2014. The decrease in Net cash provided by investing activities was due to a decrease in proceeds received from the sale of real estate.
Cash Flows Used in Financing Activities
During the twenty-six weeks ended August 1, 2015, Net cash used in financing was $7.4 million, compared to $6.5 million for the twenty-six weeks ended August 2, 2014. The increase in Net cash used in financing activities was due to an increase in Distributions.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, including rental income, anticipated developments, future financings, targets and future occurrences and trends.
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
There has been no change in our exposure to market risk during the twenty-six weeks ended August 1, 2015. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: September 15, 2015	/s/ Michael J. Short
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and twenty-six weeks ended August 1, 2015 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on September 15, 2015 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document