Form 10-Q
period 2015-10-31
Toys R Us Property Co II, LLC
filed 2015-12-15
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015 Commission file number 333-168515
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
As of December 15, 2015, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	October 31, 2015	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$98,288	$66,398
Due from affiliate, net	4,219	3,436
Prepaid expenses	1,806	1,450
Total current assets	104,313	71,284
Real Estate, Net:
Land	165,100	165,677
Buildings, net	139,821	144,729
Property and leasehold improvements, net	22,996	27,061
Total real estate, net	327,917	337,467
Straight-line rent receivable from affiliate	97,659	95,029
Debt issuance costs	7,435	10,145
Total Assets	$537,324	$513,925

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$25,761	$10,497
Real estate taxes payable	5,536	4,538
Deferred third party rent liabilities	4	4
Other current liabilities	252	314
Total current liabilities	31,553	15,353
Long-term debt	721,615	720,542
Deferred third party rent liabilities	13,974	13,713
Member’s deficit	(229,818)	(235,683)
Total Liabilities and Member’s Deficit	$537,324	$513,925
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Rental revenues:
Base rents	$25,534	$25,658	$79,312	$80,584
Tenant reimbursements	3,446	3,213	10,164	9,628
Total revenues	28,980	28,871	89,476	90,212
Depreciation	2,572	2,691	7,932	8,261
Rental expense	666	678	2,015	2,035
Common area maintenance expenses	3,446	3,213	10,164	9,628
Other operating expenses, net	412	402	2,312	4,454
Total operating expenses	7,096	6,984	22,423	24,378
Operating earnings	21,884	21,887	67,053	65,834
Interest expense, net	16,562	16,549	49,799	49,743
Net earnings	$5,322	$5,338	$17,254	$16,091
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In thousands)	October 31, 2015	November 1, 2014
Cash Flows from Operating Activities:
Net earnings	$17,254	$16,091
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation	7,932	8,261
Amortization of debt issuance costs	2,710	2,710
Amortization of original issue discount	1,073	986
Loss on sale of real estate	1,026	3,163
Changes in operating assets and liabilities:
Due from affiliate, net	(783)	(127)
Prepaid expenses	(356)	(645)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(2,369)	(8,887)
Accrued interest, Real estate taxes payable and Other current liabilities	16,200	16,071
Net cash provided by operating activities	42,687	37,623
Cash Flows from Investing Activities:
Proceeds from sale of real estate	592	1,355
Net cash provided by investing activities	592	1,355
Cash Flows from Financing Activities:
Distributions	(11,389)	(9,634)
Net cash used in financing activities	(11,389)	(9,634)
Cash and cash equivalents:
Net increase during period	31,890	29,344
Cash and cash equivalents at beginning of period	66,398	49,178
Cash and cash equivalents at end of period	$98,288	$78,522
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member’s Deficit
Balance, February 1, 2014	$(244,275)
Net earnings	16,091
Distributions	(9,634)
Balance, November 1, 2014	$(237,818)

Balance, January 31, 2015	$(235,683)
Net earnings	17,254
Distributions	(11,389)
Balance, October 31, 2015	$(229,818)
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
The Condensed Balance Sheets as of October 31, 2015 and January 31, 2015, the Condensed Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Balance Sheet at January 31, 2015, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

2. Real estate, net

(In thousands)	October 31, 2015	January 31, 2015
Land	$165,100	$165,677
Buildings	262,786	264,695
Property and leasehold improvements	127,998	128,300
	555,884	558,672
Less: accumulated depreciation	(227,967)	(221,205)
Total	$327,917	$337,467
During each of the thirteen weeks ended October 31, 2015 and November 1, 2014, we did not dispose of any properties and had no leases expire with unrelated third party landlords. During the thirty-nine weeks ended October 31, 2015, we sold an owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $1 million, which is included in Other operating expenses, net. During the thirty-nine weeks ended November 1, 2014, we sold one owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $3 million.
The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. Termination payments are included in Base Rents in the Condensed Statements of Operations. We did not record any termination payments during the thirteen weeks ended October 31, 2015 and November 1, 2014. We recorded termination payments of $2 million and $3 million during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.

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
Long-term Debt
As of October 31, 2015 and January 31, 2015, the fair value of our Long-term debt was $723 million and $719 million, respectively, which was estimated using Level 1 inputs, representing quoted market prices in reasonably active markets of our debt instrument.
Other Financial Instruments
Other financial instruments that are not measured at fair value on our Condensed Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

4. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the thirty-nine weeks ended October 31, 2015 and November 1, 2014, we made cash distributions of $11 million and $10 million in dividends, respectively.

5. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During each of the thirteen weeks ended October 31, 2015 and November 1, 2014, we earned related party Base rent revenues of $25 million, excluding termination payments from Toys-Delaware. During each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014, we earned related party Base rent revenues of $77 million, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of $3 million and $4 million under the TRU Propco II Master Lease during the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively. During each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014, we recorded Tenant reimbursements of $10 million.
Termination Payments
As discussed in Note 2 entitled “Real estate, net,” the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We did not record any termination payments during the thirteen weeks ended October 31, 2015 and November 1, 2014. We recorded termination payments of $2 million and $3 million during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses, net on the Condensed Statements of Operations. During each of the thirteen weeks ended October 31, 2015 and November 1, 2014, the amounts charged to us for these services were less than $1 million. During each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the amounts charged to us for these services were $1 million.

Transactions with the Sponsors
From time to time, an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P. and Vornado Realty Trust (collectively, the “Sponsors”) or their affiliates may acquire our debt in open market transactions or through loan syndications. As of October 31, 2015 and November 1, 2014, the Sponsors or their affiliates did not own any of our debt.
Due from Affiliate, Net
As of October 31, 2015 and January 31, 2015, Due from affiliate, net of $4 million and $3 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

6. Recent accounting pronouncements
In September 2015, the FASB issued Accounting Standards Update (“ASU”) ASU 2015-16 “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e. as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer must revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU 2015-16, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earning by line item that would have been in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 did not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-16, is not expected to have an impact on our Condensed Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). This ASU will create consistencies with the guidance in International Financial Reporting Standards as well as the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The amendments in ASU 2015-03 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the amendments on a retrospective basis to all prior periods presented in the financial statements. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our Condensed Financial Statements.
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

Results of Operations
Total Revenues

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 31, 2015	November 1, 2014	$ Change	% Change	October 31, 2015	November 1, 2014	$ Change	% Change
Total revenues	$28,980	$28,871	$109	0.4%	$89,476	$90,212	$(736)	(0.8)%
Total revenues increased by $0.1 million for the thirteen weeks ended October 31, 2015, compared to the same period last year.
Total revenues decreased by $0.7 million for the thirty-nine weeks ended October 31, 2015, compared to the same period last year, primarily due to a $1.0 million decline in termination payments as required under the TRU Propco II Master Lease partially offset by an increase in Tenant reimbursements predominantly related to real estate taxes.

Depreciation

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 31, 2015	November 1, 2014	$ Change	% Change	October 31, 2015	November 1, 2014	$ Change	% Change
Depreciation	$2,572	$2,691	$(119)	(4.4)%	$7,932	$8,261	$(329)	(4.0)%
Depreciation decreased by $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, compared to the same periods last year. The decrease in both periods was due to assets that were fully depreciated.

Rental Expense

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 31, 2015	November 1, 2014	$ Change	% Change	October 31, 2015	November 1, 2014	$ Change	% Change
Rental expense	$666	$678	$(12)	(1.8)%	$2,015	$2,035	$(20)	(1.0)%
Rental expense decreased by less than $0.1 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, compared to the same periods last year.

Common Area Maintenance Expenses

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 31, 2015	November 1, 2014	$ Change	% Change	October 31, 2015	November 1, 2014	$ Change	% Change
Common area maintenance expenses	$3,446	$3,213	$233	7.3%	$10,164	$9,628	$536	5.6%
Common area maintenance expenses increased by $0.2 million and $0.5 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, compared to the same periods last year. The increase in both periods was primarily due to an increase in Real estate taxes. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 31, 2015	November 1, 2014	$ Change	% Change	October 31, 2015	November 1, 2014	$ Change	% Change
Other operating expenses, net	$412	$402	$10	2.5%	$2,312	$4,454	$(2,142)	(48.1)%
Other operating expenses, net remained relatively consistent for the thirteen weeks ended October 31, 2015, compared to the same period last year.
Other operating expenses, net decreased by $2.1 million for the thirty-nine weeks ended October 31, 2015, compared to the same period last year. The decrease was primarily due to a decline in the net loss on sales of properties of $2.1 million.

Interest Expense, Net

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 31, 2015	November 1, 2014	$ Change	% Change	October 31, 2015	November 1, 2014	$ Change	% Change
Interest expense, net	$16,562	$16,549	$13	0.1%	$49,799	$49,743	$56	0.1%
Interest expense, net remained relatively consistent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, compared to the same periods last year.

Net Earnings

	13 Weeks Ended				39 Weeks Ended
($ In thousands)	October 31, 2015	November 1, 2014	$ Change	% Change	October 31, 2015	November 1, 2014	$ Change	% Change
Net earnings	$5,322	$5,338	$(16)	(0.3)%	$17,254	$16,091	$1,163	7.2%
Net earnings remained relatively consistent for the thirteen weeks ended October 31, 2015, compared to the same period last year.
Net earnings increased by $1.2 million for the thirty-nine weeks ended October 31, 2015, compared to the same period last year. The increase was primarily due to a decrease in Other operating expenses, net, partially offset by a decrease in Total revenues.

Liquidity and Capital Resources
Overview
As of October 31, 2015, we were in compliance with all of the covenants related to the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of October 31, 2015.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for at least the next twelve months.
Cash Flows

	39 Weeks Ended
(In thousands)	October 31, 2015	November 1, 2014	Change
Net cash provided by operating activities	$42,687	$37,623	$5,064
Net cash provided by investing activities	592	1,355	(763)
Net cash used in financing activities	(11,389)	(9,634)	(1,755)
Net increase during period in cash and cash equivalents	$31,890	$29,344	$2,546
Cash Flows Provided by Operating Activities
During the thirty-nine weeks ended October 31, 2015, Net cash provided by operating activities was $42.7 million, compared to $37.6 million for the thirty-nine weeks ended November 1, 2014. The increase in Net cash provided by operating activities was primarily due to an increase in collections of base rents as a result of a base rent escalation as set forth under the terms of the TRU Propco II Master Lease. Partially offsetting the increase was a decrease in termination payments received from Toys-Delaware.
Cash Flows Provided by Investing Activities
During the thirty-nine weeks ended October 31, 2015, Net cash provided by investing activities was $0.6 million, compared to $1.4 million for the thirty-nine weeks ended November 1, 2014. The decrease in Net cash provided by investing activities was due to a decrease in proceeds received from the sale of real estate.
Cash Flows Used in Financing Activities
During the thirty-nine weeks ended October 31, 2015, Net cash used in financing activities was $11.4 million, compared to $9.6 million for the thirty-nine weeks ended November 1, 2014. The increase in Net cash used in financing activities was due to an increase in Distributions.

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
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of Toys-Delaware’s business, competition in the retail industry, changes in Toys-Delaware’s product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, birth rates, Toys-Delaware’s ability to implement its strategy including implementing initiatives for season, Toys-Delaware’s ability to recognize cost savings, implementation and operation of Toys-Delaware’s new eCommerce platform, marketing strategies, the availability of adequate financing to us, Toys-Delaware and TRU, Toys-Delaware’s access to trade credit, changes in consumer preferences, changes in employment legislation, Toys-Delaware’s dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware’s international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware’s stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware’s business, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on April 24, 2015, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no change in our exposure to market risk during the thirty-nine weeks ended October 31, 2015. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: December 15, 2015	/s/ Michael J. Short
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and thirty-nine weeks ended October 31, 2015 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on December 15, 2015 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document