Form 10-K
period 2016-01-30
Toys R Us Property Co II, LLC
filed 2016-04-08
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016 Commission file number 333-168515
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 8, 2016, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
Toys “R” Us Property Company II, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, including rental income, anticipated developments, future financings, refinancings and debt repayments, targets and future occurrences and trends.
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of Toys “R” Us - Delaware, Inc.’s (“Toys-Delaware”) business, competition in the retail industry, changes in Toys-Delaware’s product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, birth rates, Toys-Delaware’s ability to implement its strategy including implementing initiatives for season, Toys-Delaware’s ability to recognize cost savings, implementation and operation of Toys-Delaware’s new e-commerce platform, marketing strategies, the availability of adequate financing to us, Toys-Delaware and Toys “R” Us, Inc. (“TRU”), ability to repatriate cash from TRU’s foreign operations, ability to distribute cash from TRU’s operating subsidiaries to their parent entities, access to trade credit, changes in consumer preferences, changes in employment legislation, Toys-Delaware’s dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware’s international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware’s stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware’s business, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our other reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments, unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

PART I

ITEM 1.	BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2015 ended January 30, 2016; fiscal 2014 ended January 31, 2015; and fiscal 2013 ended February 1, 2014. References to fiscals 2015, 2014 and 2013 are to our fiscal years unless otherwise specified.
Our Business
We are a special purpose entity owned indirectly by Toys “R” Us, Inc. (“TRU”), through Toys “R” Us - Delaware, Inc. (“Toys-Delaware”), and formed in July 2005. We own fee and ground leasehold interests in 123 properties in various retail markets throughout the United States (collectively, the “Properties” and each, a “Property”). We lease these Properties on a triple-net basis under a master lease to Toys-Delaware, the operating entity for all of TRU’s North American businesses, which operates the Properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). For the financial statements for fiscal year ended January 30, 2016 and other information about our master tenant, Toys-Delaware (“Master Tenant”), see Exhibit 99.1 to this report.
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
As of January 30, 2016, we owned fee and ground leasehold interests in 123 properties domestically, which include the following stores operated by Toys-Delaware:

Store Type	Store Count	Typical Square Footage
Traditional Toy (1)	68	30,000-50,000
Baby (2)	32	30,000-45,000
Side-by-side (“SBS”) (3)	23	30,000-50,000
Total	123

(1)	Devote on average 5,000 square feet to boutique areas for baby products.

(2)	Devote typically 3,000 square feet to traditional toy products.

(3)	Devote typically 20,000 to 30,000 square feet to traditional toy products and 10,000 to 20,000 square feet to baby products.
The Properties are important to the operations of Toys-Delaware, generating $966 million of U.S. store revenues, which represented approximately 13% of Toys-Delaware’s total U.S. revenues (which includes e-commerce sales) for the fiscal year ended January 30, 2016. In the opinion of management, the Properties are adequately covered by insurance. Certain of the Properties are subject to customary encumbrances, such as ground leases, rights of first offer or refusal, third-party purchase rights, continuous-operations covenants and use restrictions.
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

Geographic Distribution of Properties
The following table sets forth the locations of the Properties as of January 30, 2016:

Location	Number of Properties
Alabama	1
Arizona	3
California	10
Colorado	2
Connecticut	3
Florida	3
Illinois	7
Indiana	3
Iowa	2
Kentucky	1
Louisiana	1
Maryland	3
Massachusetts	7
Michigan	7
Missouri	1
Nevada	2
New Hampshire	2
New Jersey	1
New York	4
North Carolina	2
Ohio	18
Oregon	2
Pennsylvania	18
South Carolina	1
Tennessee	4
Texas	5
Utah	1
Virginia	4
Wisconsin	5
Total	123
The TRU Propco II Master Lease
The net base cash rents to be paid by the Master Tenant to us under the TRU Propco II Master Lease, effective February 1, 2015, increased to $97 million per annum, reduced for lease terminations and properties sold through the end of fiscal 2015. Future rental payments are subject to additional 10% increases on February 1, 2020 and February 1, 2025. For a more detailed description of the TRU Propco II Master Lease, refer to Note 4 to the Financial Statements entitled “LEASES” and Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.
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
We were organized solely to acquire, own, hold, sell, assign, transfer, operate, lease and otherwise deal with real estate properties, and to exercise all powers enumerated in the Delaware Limited Liability Company Act relating thereto. We are not permitted to own any asset or property other than our interest in the Properties or other real property and incidental personal property. Further, subject to certain exceptions, we must maintain an arm’s length relationship with any affiliate, and not enter into or be a party to any transaction other than arm’s length transactions. In addition, our organizational documents place certain restrictions on our ability to institute bankruptcy proceedings, liquidate, dissolve, consolidate or merge. No assurance can be given that we will not file for bankruptcy protection or that our creditors will not initiate a bankruptcy or similar proceeding against us. Refer to Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K for further details.
Employees
As of January 30, 2016, we employed no individuals. Pursuant to the domestic services agreement and the TRU Propco II Master Lease, Toys-Delaware provides us with services to operate our Properties, including paying all costs and expenses arising in connection with the ownership, operation, lease, use, maintenance and repair of the Properties.
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

Risks Relating to the Company
Our only assets, and sole source of revenue, are our Properties and the TRU Propco II Master Lease. Additionally, the Properties and the TRU Propco II Master Lease provide the sole source of cash to make payments on the Secured Notes, which are scheduled to mature within the next two years.
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
Additionally, as of January 30, 2016, we had all of our outstanding debt, which consists of $725 million of our Secured Notes, maturing in fiscal 2017. We believe we will have the ability to refinance, or repay a portion and refinance the balance of, the notes prior to their maturity date; however, a number of factors, including factors beyond our control, could reduce or restrict our ability to refinance these notes on favorable terms. If we are unable to repay amounts when due, the holders of our debt could proceed against us and the collateral granted to them to secure that debt.
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
Of our 123 Properties, 11 are leased from third parties where we have a leasehold interest via a ground lease. All of these leases include options that allow us to renew or extend the lease term beyond the initial lease period at rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease. As a result, we may be committed to pay rents at above market rental rates for certain of the Properties now and in the future.
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
Toys-Delaware’s ability to make payments under the TRU Propco II Master Lease and the market value of the Properties could be materially adversely affected by economic conditions generally or in states where the Properties are located, conditions in the real estate markets where the Properties are located, changes in governmental rules and fiscal policies, acts of nature, including earthquakes, floods and hurricanes (which may result in uninsured losses), and other factors which are beyond our control. The Properties are located in 29 states. The economy of any state in which a Property is located may be adversely affected to a greater degree than that of other areas of the country by certain developments affecting industries concentrated in such state or region. Moreover, in recent periods, several regions have experienced significant downturns in the market value of real estate. Significant percentages of the Properties are located in Ohio and Pennsylvania (18 Properties in each of these states, or 15% of the Properties); California (10 Properties, or 8% of the Properties); and Illinois, Massachusetts and Michigan (7 Properties in each of these states, or 6% of the Properties).
Insurance for the Properties may be inadequate to cover future losses.
The Properties are covered by insurance policies that also cover other TRU real estate, subject to self-insurance retentions. These policies include property insurance with a per occurrence coverage limit of $600 million (which is less than the aggregate principal amount of the outstanding Secured Notes). In the event that such policies are drawn on to cover losses on real estate other than the Properties, the amount of insurance coverage available under such policies would thereby be reduced and could be insufficient to cover the Properties’ insurable risks.
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

Risks Relating to the Master Tenant’s Business
Toys-Delaware’s business is highly seasonal, and its financial performance depends significantly on the results of the fourth quarter of each fiscal year and, as a result, its operating results could be materially adversely affected if it achieves less than satisfactory sales prior to or during the holiday season.
Toys-Delaware’s business is highly seasonal. During fiscals 2015, 2014 and 2013, 41%, 41% and 42%, respectively, of Toys-Delaware’s Total revenues were generated in the fourth quarter. Toys-Delaware typically incurs net losses in each of the first three quarters of the year, with a substantial portion of its operating earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013, which resulted in a net loss primarily due to certain non-cash charges. As a result, Toys-Delaware depends significantly upon the fourth quarter holiday selling season. If Toys-Delaware achieves less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, it may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Its results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of Toys-Delaware’s seasonal sales means that its operating results could be materially adversely affected if it achieves less than satisfactory sales prior to or during the holiday season, including as a result of natural disasters, labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.
Toys-Delaware’s industry is highly competitive and competitive conditions may materially adversely affect its revenues and overall profitability.
The retail industry is highly and increasingly competitive and Toys-Delaware’s results of operations are sensitive to, and may be materially adversely affected by competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings, growth of e-commerce competitors and other factors. As a specialty retailer that primarily focuses on toys and baby products, Toys-Delaware competes with discount and mass merchandisers, such as Walmart and Target, as well as Internet and catalog businesses, such as Amazon.com, national and regional chains and department stores and local retailers in the markets Toys-Delaware serves. Toys-Delaware also competes with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. Toys-Delaware believes that some of its competitors in the toy and baby products market, as well as in the other markets in which it competes, have a larger market share than its market share. In addition, some of its competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than Toys-Delaware does.
Much of the merchandise Toys-Delaware sells is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Toys-Delaware’s business is vulnerable to shifts in demand and pricing, as well as consumer preferences.
Toys-Delaware is vulnerable to competitive pressures from e-commerce activity in the market, both as they impact its own e-commerce business and its stores. The Internet provides greater price transparency of its merchandise that is widely available to customers. Toys-Delaware’s “Price Match Guarantee” may lead to reduced margins as a result of intense price competition, especially during the holiday selling season. In addition, sales of video games have been impacted by a shift to sales in channels other than traditional retail stores, including direct online distribution to customers through download, subscription or cloud play, which eliminates the need for a retailer. Furthermore, competitors’ subscription models for diapers, formula, and other commodities may eliminate the need for customers to visit Toys-Delaware’s stores or e-commerce websites. Toys-Delaware believes that this e-commerce activity has adversely affected its sales and profitability, and any increase in the proportion of its customers’ purchases via the Internet could materially adversely affect its sales and profitability from physical stores.
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
Toys-Delaware has significant liquidity and capital requirements. Among other things, the seasonality of Toys-Delaware’s businesses requires it to purchase merchandise well in advance of the fourth quarter holiday selling season. Toys-Delaware depends on its ability to generate cash flow from operating activities, as well as on borrowings under its revolving credit facility, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of January 30, 2016, Toys-Delaware had $80 million of outstanding borrowings under its $1.85 billion secured revolving credit facility (“ABL Facility”). For fiscal 2015, peak borrowings under its ABL Facility amounted to $900 million, with remaining availability under the ABL Facility of $694 million in excess of a minimum excess availability covenant. As of January 30, 2016 and January 31, 2015, Toys-Delaware also had outstanding balances of $364 million and $376 million, respectively, in short-term intercompany loans with TRU. If its lenders are unable to fund borrowings under its credit commitments or Toys-Delaware is unable to borrow, it could have a significant negative effect on its business. In addition, any adverse change to its credit ratings or business could negatively impact its ability to refinance its debt on satisfactory terms and could have the effect of increasing its financing costs. While Toys-Delaware believes it currently has adequate sources of funds to provide for its ongoing operations and capital requirements for at least the next 12 months, any inability on Toys-Delaware’s part to have future access to financing, when needed, would have a negative effect on its business.
A loss of, or reduction in, trade credit from Toys-Delaware’s vendors could reduce its liquidity, increase its working capital needs and/or limit its ability to purchase products.
Trade credit from Toys-Delaware’s vendors is an important source of financing for the purchase of the inventory Toys-Delaware sells in its stores. Accordingly, the loss of, or reduction in, trade credit could have a significant adverse impact on Toys-Delaware’s inventory levels and operating cash flow and negatively impact its liquidity. Toys-Delaware’s vendors may seek credit insurance to protect against non-payment of amounts due to them. If credit insurance is not available to vendors at reasonable terms or at all, vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to Toys-Delaware. A negative change in Toys-Delaware’s credit ratings or its vendors’ perception of Toys-Delaware’s creditworthiness, including due to pending debt maturities, may impact their willingness to provide trade credit to Toys-Delaware. Any adverse changes in Toys-Delaware’s trade credit for these or other reasons could increase the costs to Toys-Delaware of financing its inventory or negatively impact its ability to deliver products to its customers, which could in turn negatively affect Toys-Delaware’s financial performance.
Toys-Delaware may not retain or attract customers if it fails to successfully implement its strategic initiatives, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
Toys-Delaware continues to implement a series of customer-oriented strategic programs designed to differentiate and strengthen its core merchandise content and service levels and to expand and enhance its merchandise offerings. As part of Toys-Delaware’s omnichannel strategy to integrate its e-commerce and brick-and-mortar businesses, it aims to satisfy its customers’ evolving shopping preferences by utilizing fulfillment channels such as “In-Store Pick Up,” “Ship from Store” and “Ship to Store.” In an effort to optimize e-commerce operations and improve the customer experience online, Toys-Delaware is currently developing an e-commerce platform which will allow it to manage and control all aspects of its Domestic e-commerce operations internally rather than through a third-party provider.
Toys-Delaware continues to evaluate the effectiveness of its marketing and advertising programs for its “R” Us stores and e-commerce business. The success of these and other initiatives will depend on various factors, including the implementation of its strategy, the appeal of its store and website formats, its ability to offer new products to customers, its financial condition, its ability to respond to changing consumer preferences and competitive and economic conditions. Toys-Delaware continuously endeavors to minimize its operating expenses, without adversely affecting the customer experience or the profitability of the business. If it fails to implement successfully some or all of its strategic initiatives, it may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
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
Toys-Delaware’s ability to successfully relocate or open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond Toys-Delaware’s control:

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
The success and expansion of Toys-Delaware’s e-commerce business depends on its ability to successfully transition to an internally developed Domestic e-commerce platform and to provide quality service to its customers and if it is not able to provide such services, Toys-Delaware’s operating results may be materially adversely affected.
Toys-Delaware is currently in the process of developing a new internal e-commerce platform for its Domestic business which it expects to launch in fiscal 2016. Toys-Delaware may be faced with significant unforeseen transition challenges including implementation delays, cost overruns, technology interruptions and disruption of our distribution channels, which could adversely affect its e-commerce platform. Any inability to successfully transition to, operate or maintain its internal platform or unforeseen transition operation challenges or disruptions may materially impact Toys-Delaware sales, results of operations and financial condition and may materially adversely affect its ability to achieve future sales and profitability growth.
Additionally, Toys-Delaware’s Internet operations are subject to a number of risks and uncertainties which are in part beyond its control, including the following:

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

•	breaches of Internet security including Toys-Delaware’s new internal e-commerce platform;

•	failures in Toys-Delaware’s Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by Toys-Delaware to process online customer orders properly and on time, which may negatively impact future online and in-store purchases by such customers;

•	failure by Toys-Delaware’s service provider to provide warehousing and fulfillment services, which may negatively impact future online and in-store purchases by customers; and

•	failure to keep up with changes in technology.
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
Sales of video games and video game systems are adversely affected by changing trends in the interactive entertainment industry including the rise in popularity of browser, mobile, tablet and social games distributed through alternative channels.
Sales of video games and video game systems, which have accounted for 5%, 6% and 7% of Toys-Delaware’s annual Total revenues for fiscals 2015, 2014 and 2013, respectively, have been impacted by trends in the interactive entertainment industry. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking websites and other devices. The popularity of such non-traditional gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile, tablet and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices Toys-Delaware sells and its games are available through websites or proprietary app stores via direct online distribution at a fraction of the cost of console games. While Toys-Delaware continues to develop and implement various strategies to incorporate these new trends into its offerings, including selling third party tablets and other devices, there can be no assurance that these strategies will be successful or contribute to profitability. Similarly, a continued rise in the popularity of mobile and tablet gaming could negatively impact sales and profitability of traditional toys.
The decrease of birth rates in countries where Toys-Delaware operates could negatively affect its business.
Most of Toys-Delaware’s end-customers are newborns and children and, as a result, its revenues are dependent on the birth rates in countries where it operates. In recent years, many countries’ birth rates have dropped or stagnated as their population ages and education and income levels increase. A continued and significant decline in the number of newborns and children in these countries could have a material adverse effect on Toys-Delaware’s operating results.
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

In fiscal 2015, Toys-Delaware had 1,700 active vendor relationships through which it procures the merchandise that it offers to its customers. For fiscal 2015, Toys-Delaware’s top 20 vendors worldwide, based on its purchase volume in USD, represented 45% of the total products it purchased. Toys-Delaware’s inability to purchase suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on its business and operating results and could cause it to miss products that it felt were important to its assortment. Toys-Delaware may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
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
Toys-Delaware’s vendors typically provide it with promotional support for the sale of their products in Toys-Delaware’s stores and on Toys-Delaware’s websites, including allowances for volume-related purchases. As part of this support, Toys-Delaware receives allowances, payments and credits from the vendors which reduce its cost of goods sold, supports the promotion and merchandising of the products Toys-Delaware sells and drives sales at its stores and on its websites. There can be no assurance that vendors will continue to provide it with this support consistent with past levels. If Toys-Delaware’s vendors fail to do so, its sales, earnings and cash flow could be materially adversely affected.
Toys-Delaware business operations could be disrupted if its information technology systems, including its new internal e-commerce platform, fail to perform adequately or Toys-Delaware is unable to protect the integrity and security of its customers’ information.
Toys-Delaware depends largely upon its information technology systems in the conduct of all aspects of its operations. If Toys-Delaware information technology systems, including its new internal e-commerce platform, fail to perform as anticipated, or should Toys-Delaware experience any delays or difficulties in transitioning to these or other new systems, or integrating these systems with its current systems, Toys-Delaware could experience difficulties in virtually any area of its operations, including but not limited to replenishing inventories or in delivering products to store locations and customers. Any of these or other systems-related problems could, in turn, materially adversely affect Toys-Delaware sales and profitability.
Other sophisticated retailers have recently suffered serious security breaches. A compromise of Toys-Delaware security systems (or a design flaw in its system environment) could result in unauthorized access to certain personal information about its employees or customers (including credit card and gift registry information) which could materially adversely affect its reputation with its customers and others, and thus affect its sales and profitability. In addition, a serious breach could negatively impact Toys-Delaware operations, and could result in litigation against Toys-Delaware or the imposition of penalties. In addition, a security breach could require that Toys-Delaware expend significant additional resources related to its information security systems. Such risks may be difficult to adequately insure against or insurance may be costly.
Toys-Delaware has substantial obligations under long-term leases that could materially adversely affect its financial condition and prevent it from fulfilling its obligations.
As of January 30, 2016, Toys-Delaware leased 838 of its properties pursuant to long-term space and ground leases with third parties (other than subsidiaries of Toys-Delaware, including us), of which 321 (including three distribution centers and its headquarters) and 31 are leased from Propco I and MAP 2005 Real Estate, LLC, respectively. Total unrelated third party rent expense, net of sublease income, was $202 million, $219 million and $219 million in fiscals 2015, 2014 and 2013, respectively. Total related party rent expense under leases with affiliates other than subsidiaries of Toys-Delaware was $240 million, $243 million and $249 million for fiscals 2015, 2014 and 2013, respectively. In addition, as of January 30, 2016, Toys-Delaware leased 123 properties from us with total rent expense of $103 million, $103 million and $104 million for fiscals 2015, 2014 and 2013, respectively. Many of Toys-Delaware’s leases provide for scheduled increases in rent. The substantial obligations under its leases could further exacerbate the risks described below under “Toys-Delaware’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations or refinance its maturing debt, limit its ability to react to changes in the economy or its industries, expose it to interest rate risk to the extent of its variable rate debt and prevent it from meeting its obligations under its various debt instruments and the TRU Propco II Master Lease.”
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
Exchange rate fluctuations may affect the translated value of Toys-Delaware’s earnings and cash flow associated with its international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In Canada, Toys-Delaware generates revenues and incurs operating expenses and selling, general and administrative expenses denominated in the local currency. In countries where Toys-Delaware does not operate stores, Toys-Delaware’s licensees pay royalties in USD. However, as the royalties are calculated based on local currency sales, Toys-Delaware’s revenues are still impacted by fluctuations in exchange rates. In each of fiscal years 2015, 2014 and 2013, 10% of Toys-Delaware’s Total revenues, respectively, were transacted in a currency other than the USD. In fiscal 2015, Toys-Delaware’s reported operating earnings would have decreased or increased $6 million if the related foreign currencies uniformly weakened or strengthened by an incremental 10% relative to the USD.
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
Labor shortages and increases in hourly wage rates could restrict Toys-Delaware’s ability to operate its stores, grow its business or result in increased labor costs that could reduce its profits.
Toys-Delaware’s success depends in large part on its ability to attract, retain, train, manage and engage skilled employees. If Toys-Delaware is unable to do so, its ability to adequately manage and staff its stores could be impaired, which could reduce customer satisfaction and sales. Staffing shortages also could hinder Toys-Delaware’s ability to grow and expand its businesses. Payroll costs are a major component of the operating expenses at its stores. A shortage of skilled labor could require higher wages that would increase labor costs, which could adversely affect its profits. In addition, its hourly wage may increase as a result of market pressure and the minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage. Increases in hourly wage rates could have a material adverse effect on Toys-Delaware’s costs and profitability.
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
The enacted healthcare reform legislation under the Affordable Care Act has impacted and will potentially impact Toys-Delaware’s healthcare cost structure and may, over time, increase its employee healthcare related expenses. Provisions of this law have become effective and others will become effective at various dates over the next several years and Toys-Delaware expects that there will be clarifications and continued guidance updates to many of the provisions. The law is relatively new and Toys-Delaware continues to evaluate the potential additional impact the healthcare reform legislation will have on its business as additional provisions will become effective and regulations and guidance are communicated. Due to the breadth and complexity of this law, the lack of regulations and guidance for implementation and the phased-in nature of new requirements, Toys-Delaware cannot predict with certainty the future effect of this law on its results.  Because it may further increase the costs of providing medical insurance to its employees, the new healthcare legislation may adversely affect Toys-Delaware’s results of operations, financial condition and cash flow.
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
Toys-Delaware utilizes outsourcing arrangements for certain financial and other functions. By relying on third-party service providers it may come across unexpected obstacles that can disrupt our business operations.
Toys-Delaware has outsourced certain financial and other functions to third-party service providers to achieve further operating efficiencies. Inadequate management or training of theses providers can lead to lack of proper skill sets to effectively manage and execute the applicable processes. In addition, Toys-Delaware is at risk of data security, losing visibility and control of the applicable processes and potential language barriers. If Toys-Delaware does not effectively manage outsourcing relationships, if third-party providers do not perform efficiently or in a timely manner, or if Toys-Delaware experiences problems with transitioning the work to a third party, it may experience disruptions in transaction processing or information technology services all of which can negatively impact its business processes, reputation and customers.
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
Changes to existing accounting rules or regulations may impact Toys-Delaware’s future results of operations. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. In February 2016, the Financial Accounting Standards Board (“FASB”) released new accounting rules, effective fiscal 2019, requiring companies to capitalize substantially all leases, including operating leases, in their financial statements. This change would require Toys-Delaware to record a significant amount of lease related assets and liabilities on its balance sheet. These and other future changes to accounting rules or regulations may materially adversely affect Toys-Delaware’s reported results of operations and financial position.
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
Toys-Delaware is highly leveraged. As of January 30, 2016, Toys-Delaware’s total long-term indebtedness was $2.5 billion, of which $2.3 billion was secured indebtedness. Toys-Delaware’s substantial indebtedness could have significant consequences, including, among others, the following:

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
The agreements governing Toys-Delaware’s indebtedness contain various covenants that limit its ability to engage in specified types of transactions, and may materially adversely affect its ability to operate its business and refinance its indebtedness. Among other things, these covenants limit Toys-Delaware’s and its subsidiaries’ ability to:

•	incur certain additional indebtedness;

•	transfer assets between and among Toys-Delaware, its various subsidiaries and TRU;

•	pay dividends on, repurchase or make distributions with respect to its or its subsidiaries’ capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•	enter into certain transactions with its affiliates; and

•	amend certain documents.
A breach of any of these covenants could result in default under one or more of Toys-Delaware’s debt agreements, which could prompt the lenders to declare all amounts outstanding under one or more of the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If Toys-Delaware were unable to repay those amounts, the secured lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, Toys-Delaware may not have sufficient assets and funds to repay the borrowings under its debt agreements or meets its obligations under the TRU Propco II Master Lease.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following summarizes our properties as of January 30, 2016:

Ownership	Properties
Owned	112
Ground-leased (1)	11
Total	123

(1)	Owned buildings on leased land.
Refer to “Geographic Distribution of Properties” within Item 1 of this Annual Report on Form 10-K for more information on our Properties.

ITEM 3.	LEGAL PROCEEDINGS
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
As of April 8, 2016, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.
Refer to Note 6 to the Financial Statements entitled “LONG-TERM DEBT” for a description of restrictions on our ability to pay dividends.
We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscals 2015 and 2014, we made cash distributions of $11 million and $13 million in dividends, respectively.

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
RESULTS OF OPERATIONS provides an analysis of our results of operations for fiscal 2015 compared to fiscal 2014 and fiscal 2014 compared to fiscal 2013.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2015. This section also refers to Note 10 to the Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
All information in this MD&A is presented on a historical basis and reflects results of continuing operations for all periods presented.
EXECUTIVE OVERVIEW
Our Business
We are a special purpose entity, owned indirectly by TRU, through Toys-Delaware, and formed in July 2005. We own fee and ground leasehold interests in 123 properties in various retail markets throughout the United States. Under the operating company/property company structure, we lease these properties on a triple-net basis to Toys-Delaware, the operating entity for all of TRU’s North American businesses. Substantially all of our revenues and cash flows are derived from payments from Toys-Delaware under the TRU Propco II Master Lease. For the financial statements for fiscal year ended January 30, 2016 and other information about our master tenant, Toys-Delaware, see Exhibit 99.1 to this report.
Our primary business operations consist of leasing properties to our affiliate Toys-Delaware, servicing our debt via payments on our debt instruments and, subject to compliance with our debt agreements, distributing cash to our parent companies. Our management does not currently have plans to purchase additional properties. As a result, we do not believe we are subject to risks associated with obtaining financing for individual properties when availability of capital in the marketplace may be limited or may be subject to the overall economic environment. Substantially all of our cash revenues are subject to fixed increases under the TRU Propco II Master Lease which will expire in 2030. Also, interest payments under the Secured Notes are fixed at 8.500%.

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
Material Trends and Uncertainties
Our primary source of rental revenue and cash flows is derived from the leasing arrangements we have entered into with Toys-Delaware under the TRU Propco II Master Lease which expires in fiscal 2030. We record rental revenue using the straight-line method, which results in recording a consistent rate of revenue over the terms of our lease agreements even when cash rents received increase or decrease over the lease term. Rental payments under the TRU Propco II Master Lease increased by 10% for each property on February 1, 2015 and are scheduled to further increase by 10% on February 1, 2020 and February 1, 2025. Future annual related party base rents may be reduced by payments we receive from Toys-Delaware as a result of an early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of such property by us to a third party. Our largest expense is interest expense; the payment and recording of which is fixed over the term of the Secured Notes.

RESULTS OF OPERATIONS
Fiscal 2015 Compared to Fiscal 2014

Total Revenues

($ In thousands)	Fiscal 2015	Fiscal 2014	$ Change	% Change
Total revenues	$118,395	$119,131	$(736)	(0.6)%
Total revenues decreased by $0.7 million in fiscal 2015 compared to fiscal 2014. The decrease was primarily due to a $1.0 million decline in termination payments as required under the TRU Propco II Master Lease, partially offset by a $0.6 million increase in Tenant reimbursements predominantly related to Real estate taxes.

Depreciation

($ In thousands)	Fiscal 2015	Fiscal 2014	$ Change	% Change
Depreciation	$10,504	$10,951	$(447)	(4.1)%
Depreciation decreased by $0.4 million in fiscal 2015 compared to fiscal 2014. The decrease was primarily due to fully depreciated assets.

Rental Expense

($ In thousands)	Fiscal 2015	Fiscal 2014	$ Change	% Change
Rental expense	$2,681	$2,712	$(31)	(1.1)%
Rental expense decreased by less than $0.1 million in fiscal 2015 compared to fiscal 2014.

Common Area Maintenance Expenses

($ In thousands)	Fiscal 2015	Fiscal 2014	$ Change	% Change
Common area maintenance expenses	$13,550	$12,908	$642	5.0%
Common area maintenance expenses increased by $0.6 million in fiscal 2015 compared to fiscal 2014. The increase was primarily due to an increase in Real estate taxes. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

($ In thousands)	Fiscal 2015	Fiscal 2014	$ Change	% Change
Other operating expenses, net	$2,843	$4,975	$(2,132)	(42.9)%
Other operating expenses, net decreased by $2.1 million in fiscal 2015 compared to fiscal 2014. The decrease was primarily due to a decline in the net loss on sales of properties of $2.1 million.

Interest Expense, Net

($ In thousands)	Fiscal 2015	Fiscal 2014	$ Change	% Change
Interest expense, net	$66,345	$66,359	$(14)	—%
Interest expense decreased by less than $0.1 million in fiscal 2015 compared to fiscal 2014.

Earnings from Continuing Operations

($ In thousands)	Fiscal 2015	Fiscal 2014	$ Change	% Change
Earnings from continuing operations	$22,472	$21,226	$1,246	5.9%
Earnings from continuing operations increased by $1.2 million in fiscal 2015, compared to fiscal 2014. The increase was primarily due to a decrease in Other operating expenses, net, partially offset by a decrease in Total revenues.

Fiscal 2014 Compared to Fiscal 2013
Earnings from continuing operations includes the results of properties disposed of in fiscal 2014, whereas the results of properties disposed of in fiscal 2013 are presented in Earnings from discontinued operations. Refer to Note 1 to the Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

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
Depreciation decreased by $0.4 million in fiscal 2014 compared to fiscal 2013. The decrease was primarily due to assets that were fully depreciated in fiscal 2014 and accelerated depreciation taken in fiscal 2013 for properties which we committed to exit prior to the end of the useful lives of the assets.

Rental Expense

($ In thousands)	Fiscal 2014	Fiscal 2013	$ Change	% Change
Rental expense	$2,712	$2,695	$17	0.6%
Rental expense increased by less than $0.1 million in fiscal 2014 compared to fiscal 2013.

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
Other operating expenses, net increased by $3.3 million in fiscal 2014 compared to fiscal 2013. The increase was primarily due to the sale of an owned property and a non-operating parcel to unrelated third parties in fiscal 2014, which resulted in a net loss of $3.2 million.

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

Liquidity and Capital Resources
Overview
As of January 30, 2016, we were in compliance with all of the covenants related to the Secured Notes.
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management, and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of January 30, 2016.

We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund our expected cash flow requirements for at least the next twelve months.
As of January 30, 2016, we had all of our outstanding debt, which consists of $725 million of our Secured Notes, maturing in fiscal 2017. We believe we will have the ability to refinance, or repay a portion and refinance the balance of, the notes prior to their maturity date; however a number of factors, including factors beyond our control, could reduce or restrict our ability to refinance the notes on favorable terms. We are currently working with advisors to assist us in connection with potential debt refinancings.
Cash Flows

(In thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net cash provided by operating activities	$35,761	$28,499	$31,164
Net cash provided by investing activities	592	1,355	3,933
Net cash used in financing activities	(11,389)	(12,634)	(13,577)
Net increase during period in Cash and cash equivalents	$24,964	$17,220	$21,520
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2015 was $35.8 million compared to $28.5 million for fiscal 2014. The increase in Net cash provided by operating activities was primarily due to an increase in collections of base rents as a result of a base rent escalation of 10% in fiscal 2015 as set forth under the terms of the TRU Propco II Master Lease. Partially offsetting the increase was a decrease in termination payments received from Toys-Delaware.
Net cash provided by operating activities for fiscal 2014 was $28.5 million compared to $31.2 million for fiscal 2013. The decrease in Net cash provided by operating activities was primarily due to a decrease in termination payments received from Toys-Delaware in fiscal 2014 as required under the TRU Propco II Master Lease, partially offset by an increase in collections of base rents in fiscal 2014 due to the timing of rental payments received.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities for fiscals 2015, 2014 and 2013 was $0.6 million, $1.4 million and $3.9 million, respectively. The decreases in net cash provided by investing activities were due to decreases in proceeds received from the sale of real estate in each fiscal year.
Cash Flows Used in Financing Activities
Net cash used in financing activities for fiscals 2015, 2014 and 2013 was $11.4 million, $12.6 million and $13.6 million, respectively. The decreases in Net cash used in financing activities were due to declines in Distributions in each fiscal year.

Debt
Refer to Note 6 to the Financial Statements entitled “LONG-TERM DEBT” for further details regarding our Secured Notes.
We, TRU, its subsidiaries, as well as the Sponsors or their affiliates, may from time to time prepay, repurchase, refinance or otherwise acquire debt or debt securities issued by us in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 9 to the Financial Statements entitled “RELATED PARTY TRANSACTIONS.”

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, and operating leases related to real estate used in the operation of our business. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of January 30, 2016:

	Payments Due By Period
(In thousands)	Fiscal 2016	Fiscals 2017 & 2018	Fiscals 2019 & 2020	Fiscals 2021 and thereafter	Total
Operating leases (1)	$2,340	$3,668	$1,354	$1,187	$8,549
Long-term debt	—	725,000	—	—	725,000
Interest payments	61,625	61,625	—	—	123,250
Total contractual obligations	$63,965	$790,293	$1,354	$1,187	$856,799

(1)
Excluded from Operating leases displayed above are $63 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2021 and thereafter.

Obligations under our operating leases in the above table do not include payments for real estate taxes or maintenance and other expenses. The following table presents these expenses for fiscals 2015, 2014 and 2013:

(In thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Real estate taxes	$11,639	$11,220	$10,836
Maintenance and other expenses	1,911	1,688	1,680
Total	$13,550	$12,908	$12,516
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
Interest Rate Exposure
During fiscal 2015, we had only fixed rate debt and had not entered into any derivatives.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Toys “R” Us Property Company II, LLC:

We have audited the accompanying balance sheet of Toys “R” Us Property Company II, LLC (the “Company”) as of January 30, 2016, and the related statement of operations, changes in member’s deficit and cash flows for the year ended January 30, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toys “R” Us Property Company II, LLC at January 30, 2016, and the results of its operations and its cash flows for year ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
April 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Toys “R” Us Property Company II, LLC:

We have audited the accompanying balance sheet of Toys “R” Us Property Company II, LLC (the “Company”) as of January 31, 2015, and the related statements of operations, changes in member’s deficit, and cash flows for each of the two fiscal years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Toys “R” Us Property Company II, LLC as of January 31, 2015, and the results of its operations and its cash flows for each of the two fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
April 24, 2015

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Rental revenues:
Base rents	$104,845	$106,223	$104,119
Tenant reimbursements	13,550	12,908	12,474
Total revenues	118,395	119,131	116,593
Depreciation	10,504	10,951	11,339
Rental expense	2,681	2,712	2,695
Common area maintenance expenses	13,550	12,908	12,474
Other operating expenses, net	2,843	4,975	1,700
Total operating expenses	29,578	31,546	28,208
Operating earnings	88,817	87,585	88,385
Interest expense, net	66,345	66,359	66,257
Earnings from continuing operations	22,472	21,226	22,128
Earnings from discontinued operations	—	—	11,887
Net earnings	$22,472	$21,226	$34,015
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
BALANCE SHEETS

(In thousands)	January 30, 2016	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$91,362	$66,398
Due from affiliate, net	3,627	3,436
Prepaid expenses	1,415	1,450
Total current assets	96,404	71,284
Real Estate, Net:
Land	165,101	165,677
Buildings, net	138,514	144,729
Property and leasehold improvements, net	21,730	27,061
Total real estate, net	325,345	337,467
Straight-line rent receivable from affiliate	98,635	95,029
Debt issuance costs	6,532	10,145
Total Assets	$526,916	$513,925

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$10,271	$10,497
Real estate taxes payable	4,679	4,538
Deferred related party revenue	260	—
Deferred third party rent liabilities	30	4
Other current liabilities	257	314
Total current liabilities	15,497	15,353
Long-term debt	721,990	720,542
Deferred third party rent liabilities	14,029	13,713
Member’s deficit	(224,600)	(235,683)
Total Liabilities and Member’s Deficit	$526,916	$513,925
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Cash Flows from Operating Activities:
Net earnings	$22,472	$21,226	$34,015
Adjustments to reconcile Net earnings to net cash provided by operating activities:
Depreciation	10,504	10,951	12,404
Amortization and write-off of debt issuance costs	3,613	3,613	3,614
Amortization of original issue discount	1,448	1,331	1,222
Loss (gain) on sale of real estate	1,026	3,163	(547)
Changes in operating assets and liabilities:
Due from affiliate, net	(191)	898	763
Prepaid expenses	35	(119)	7
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(3,264)	(11,994)	(12,699)
Accrued interest, Real estate taxes payable and Other current liabilities	(142)	(570)	(612)
Deferred related party revenue	260	—	(7,003)
Net cash provided by operating activities	35,761	28,499	31,164
Cash Flows from Investing Activities:
Proceeds from sale of real estate	592	1,355	3,933
Net cash provided by investing activities	592	1,355	3,933
Cash Flows from Financing Activities:
Distributions	(11,389)	(12,634)	(13,577)
Net cash used in financing activities	(11,389)	(12,634)	(13,577)
Cash and cash equivalents:
Net increase during period	24,964	17,220	21,520
Cash and cash equivalents at beginning of period	66,398	49,178	27,658
Cash and cash equivalents at end of period	$91,362	$66,398	$49,178

Supplemental Disclosure of Cash Flow Information:
Interest paid	$61,625	$61,625	$61,625
See Notes to the Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

(In thousands)	Member’s Deficit
Balance, February 2, 2013	$(264,713)
Net earnings	34,015
Distributions	(13,577)
Balance, February 1, 2014	$(244,275)
Net earnings	21,226
Distributions	(12,634)
Balance, January 31, 2015	$(235,683)
Net earnings	22,472
Distributions	(11,389)
Balance, January 30, 2016	$(224,600)
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years ended below:

Fiscal Year	Number of Weeks	Ended
2015	52	January 30, 2016
2014	52	January 31, 2015
2013	52	February 1, 2014
Basis of Presentation
The accompanying financial statements as of January 30, 2016 and January 31, 2015 and for each of the three periods ended January 30, 2016, January 31, 2015 and February 1, 2014, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We have no other comprehensive income items.  Therefore, our comprehensive income is equal to Net earnings for fiscals 2015, 2014 and 2013.
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
Impairment of Long-Lived Assets
We evaluate the carrying value of all long-lived assets, which include land and buildings, for impairment whenever events or changes in circumstances, including the tenant’s intent to exit a property in advance of the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) term, indicate that the carrying value of an asset may not be recoverable, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment.” This evaluation requires management to make judgments relating to an estimate of undiscounted future cash flows to determine whether an asset group is recoverable. Our calculation of undiscounted cash flows takes into consideration any termination payments to be received from Toys-Delaware as set forth under the terms of the TRU Propco II Master Lease where Toys-Delaware is required to make a termination payment equal to the excess (if any) of the net present value of the base rent for the property over its remaining term, discounted at 10% per annum, less any proceeds from sale. If as a result of this evaluation, a long-lived asset group is found to be non-recoverable, we record an impairment charge equal to the amount by which the asset group’s carrying value exceeds its fair value. We estimate the fair value of an asset group using a valuation method such as discounted cash flows or a relative, market-based approach. There were no impairment charges in fiscals 2015, 2014 and 2013.
Discontinued Operations
In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments, effective February 2, 2014. As a result of the adoption, results of operations for properties that are disposed of (or classified as held for sale) in the ordinary course of business on or subsequent to February 2, 2014 are included in continuing operations on the Statements of Operations, to the extent such disposals do not meet the criteria for classification as a discontinued operation described above. Any related gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation is presented in Other operating expenses, net on the Statements of Operations. Additionally, termination payments are recorded in Base rents. These were previously included in Earnings from discontinued operations. For disposals prior to February 2, 2014, which were not subject to the early adoption of ASU 2014-08, the Company continues to report the gain on sale and results of operations prior to the disposal as discontinued operations for the fiscal years ended February 1, 2014 in our Statements of Operations. During each of fiscals 2015 and 2014, we sold one owned property and a non-operating parcel to unrelated third parties, which did not meet the criteria for classification as discontinued operations. Refer to Note 2 entitled “REAL ESTATE, NET” for further details and Note 3 entitled “DISCONTINUED OPERATIONS” for further details on disposals in fiscal 2013.
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
The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $2 million and $3 million in fiscals 2015 and 2014, respectively, in Base rents in the Statements of Operations. We recorded termination payments of $12 million in fiscal 2013 in Earnings from discontinued operations.
Debt Issuance Costs
We defer debt issuance costs and amortize such costs into Interest expense, net over the term of the related debt facility. Debt issuance costs amortized to Interest expense, net were $3 million, $4 million and $3 million for fiscals 2015, 2014 and 2013, respectively. Unamortized amounts as of January 30, 2016 and January 31, 2015 were $7 million and $10 million, respectively.
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as Deferred third party rent liabilities. Deferred third party rent liabilities in our Balance Sheets totaled $14 million as of January 30, 2016 and January 31, 2015, respectively. Landlord incentives and abatements received are included in Deferred third party rent liabilities and amortized over the term of the lease.
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
Income Taxes
No income tax expense or benefit is recognized in the accompanying Financial Statements as of January 30, 2016, January 31, 2015 and February 1, 2014, respectively. We are treated as a disregarded entity for income tax purposes and, accordingly, our taxable income or loss is included in the income tax returns of our owners.
We have calculated the net basis of our assets and liabilities for income tax purposes as if the Company was a stand-alone entity (i.e., on a “Separate Company” basis). The net basis of our assets and liabilities for income tax purposes is $32 million higher than the amount reported in our Financial Statements.

NOTE 2 – REAL ESTATE, NET

(In thousands)	January 30, 2016	January 31, 2015
Land	$165,101	$165,677
Buildings	262,786	264,695
Property and leasehold improvements	127,997	128,300
	555,884	558,672
Less: accumulated depreciation	230,539	221,205
Total	$325,345	$337,467
During fiscal 2015, we sold an owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $1 million, which is included in Other operating expenses, net. During fiscal 2014, we sold one owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $3 million, which is included in Other operating expenses, net. The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded a termination payment of $2 million and $3 million during fiscals 2015 and 2014, respectively, in Base rents in the Statements of Operations.

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
The operating results of properties classified as discontinued operations have been segregated from continuing operations and reported separately as Earnings from discontinued operations on the Statements of Operations for fiscal 2013. These amounts have been summarized below:

(In thousands)	February 1, 2014
Total revenues (1)	$11,961
Earnings from discontinued operations	$11,887
(1) Includes termination payments from Toys-Delaware.

NOTE 4 – LEASES
As lessor
Our operations consist of leasing or subleasing properties to our affiliate, Toys-Delaware under a master lease agreement.
In connection with the offering of the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”) on November 20, 2009 described in Note 6 entitled “LONG-TERM DEBT,” we entered into the TRU Propco II Master Lease with Toys-Delaware under which Toys-Delaware continues to lease properties from us, including properties, which were formerly owned by MPO Holdings, LLC and are now held by TRU Propco II. The term of the TRU Propco II Master Lease was extended through January 31, 2030 except with respect to any property that is leased from a third party landlord to us with a term expiring prior to such date. Annual net base rents under the TRU Propco II Master Lease increased by 10% for each property on February 1, 2015 and are scheduled to further increase by 10% on February 1, 2020 and February 1, 2025. The TRU Propco II Master Lease requires Toys-Delaware to pay real estate taxes and certain other amounts. Future annual related party base rents may be reduced by payments we receive from Toys-Delaware, as set forth under the terms of the TRU Propco II Master Lease, as a result of an early termination of a lease or the successful execution of the sale of such properties by us to a third party.
Future base rents to be received under the TRU Propco II Master Lease as of January 30, 2016 are as follows:

(In thousands)	Future Related Party Base Rents(1)
2016	$99,271
2017	98,526
2018	96,687
2019	95,720
2020	102,468
2021 and subsequent	971,615
Total	$1,464,287

(1)
Future Related Party Base Rents for owned locations are based on the TRU Propco II Master Lease term. Excluded from Future Related Party Base Rents are options to extend ground lease terms past the TRU Propco II Master Lease term.

Leased retail properties under the TRU Propco II Master Lease consist of locations which are owned outright by us (“Owned Locations”) and locations which have buildings that are owned by us and land which is controlled through ground leases with unrelated third parties (“Ground Lease Locations”). For Owned Locations, the TRU Propco II Master Lease contains predetermined fixed escalations of the minimum rentals on February 1, 2020 and February 1, 2025. For Ground Lease Locations, the base rents consist of a net lease payment plus the rent on the underlying ground lease. The predetermined fixed escalations are applied separately. The rent escalations for the underlying ground leases occur as provided in the respective lease agreements. For Ground Lease Locations, Toys-Delaware has a unilateral right to have us exercise the renewal option prior to the time the initial underlying lease term expires, so long as the renewed option is exercised prior to expiration of the TRU Propco II Master Lease. Deferred related party revenue was less than $1 million as of January 30, 2016. We did not have Deferred related party revenue as of January 31, 2015.
The TRU Propco II Master Lease includes early termination options, which can be exercised by Toys-Delaware under specified conditions, including upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

As lessee
Our minimum rental commitments under non-cancelable operating leases to unaffiliated third parties having a term of more than one year as of January 30, 2016 are as follows:

(In thousands)	Future Minimum Rentals(1)
2016	$2,340
2017	2,155
2018	1,513
2019	1,153
2020	201
2021 and subsequent	1,187
Total	$8,549

(1)
Excluded from Future Minimum Rentals displayed above are approximately $63 million related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which predominantly relates to fiscals 2021 and thereafter.

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
The difference between recognized rental expense and amounts payable under the leases is recorded as Deferred third party rent liabilities. Deferred third party rent liabilities in our Balance Sheets totaled $14 million as of January 30, 2016 and January 31, 2015, respectively.

NOTE 5 — COMMITMENTS AND CONTINGENCIES
Although we do not currently have material legal proceedings pending against us, we may be subject to various claims and contingencies related to lawsuits and real estate taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 4 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 30, 2016.
TRU self-insures a substantial portion of our property insurance risks, in addition to third party insurance coverage. Accordingly, TRU bills Toys-Delaware, which leases our retail properties and is responsible for insuring our properties. As such, any property losses incurred by us would be reimbursed by Toys-Delaware.

NOTE 6 — LONG-TERM DEBT
As of January 30, 2016 and January 31, 2015, the carrying value of our Long-term debt was $722 million and $721 million, respectively.
8.500% senior secured notes, due fiscal 2017 ($722 million at January 30, 2016)
On November 20, 2009, we completed the offering of $725 million aggregate principal amount of senior secured 8.500% notes, which will mature on December 1, 2017. The Secured Notes were issued at a discount of $10 million which resulted in proceeds of $715 million. The Secured Notes are solely our obligation and are not guaranteed by TRU or Toys-Delaware. The Secured Notes are secured by the first priority security interests in all of our existing and future real estate properties and our interest in the TRU Propco II Master Lease between us as landlord and Toys-Delaware as tenant. Fees paid in connection with the sale of the Secured Notes were deferred and expensed over the life of the Secured Notes. Deferred debt issuance costs for these notes were $7 million and $10 million as of January 30, 2016 and January 31, 2015, respectively.

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
Long-term Debt
As of January 30, 2016 and January 31, 2015, the fair value of our Long-term debt was $667 million and $719 million, respectively, which was estimated using Level 1 inputs, representing quoted market prices of our debt instrument.
Other Financial Instruments
Other financial instruments that are not measured at fair value on our Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

NOTE 8 — MEMBER’S DEFICIT
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During fiscals 2015, 2014 and 2013 we made cash distributions of $11 million, $13 million and $14 million in dividends, respectively.

NOTE 9 — RELATED PARTY TRANSACTIONS
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. We earned related party Base rent revenues of $103 million during fiscals 2015 and 2014, respectively, and $104 million during fiscal 2013, excluding termination payments from Toys-Delaware. We recorded Tenant reimbursements of $14 million during fiscal 2015 and $13 million during fiscals 2014 and 2013, respectively, under the TRU Propco II Master Lease. Refer to Note 4 entitled “LEASES” for further details regarding our rental arrangements.
Termination Payments
As discussed in Note 2 entitled “REAL ESTATE, NET” and Note 3 entitled “DISCONTINUED OPERATIONS,” the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $2 million and $3 million in fiscals 2015 and 2014, respectively, in Base rents in the Statements of Operations. We recorded termination payments of $12 million in fiscal 2013 in Earnings from discontinued operations.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses, net in the Statements of Operations. The amount charged to us for these services was $2 million during fiscals 2015 and 2014, respectively, and $1 million during fiscal 2013.
Transactions with the Sponsors
We did not have any transactions with entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”) during fiscals 2015, 2014 and 2013 respectively. The Sponsors did not own any of the Secured Notes as of January 30, 2016 and January 31, 2015, respectively.
Due from Affiliate, Net
As of January 30, 2016 and January 31, 2015, Due from affiliate, net was $4 million and $3 million, respectively, and primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the FASB issued ASU 2016-07 “Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-07, is not expected to have an impact on our Financial Statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The accounting applied by the lessor is largely unchanged from that applied under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on our Financial Statements.
In January 2016, the FASB issued ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10), Recognition and measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires the fair value measurement of equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will recognize the changes in fair value through net income. ASU 2016-01 eliminates an entity’s ability to be able to recognize unrealized holding gains and losses on equity securities that are classified as available for sale in other comprehensive income. Entities will also no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. A practical expedient will be available for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurement (i.e. net asset value practical expedient). ASU 2016-01 does not change the guidance for classifying and measuring investments in debt securities and loans. In addition, for financial liabilities measured using the fair value option in ASC 825, ASU 2016-01 requires the change in fair value caused by a change in instrument-specific credit risk to be presented separately in other comprehensive income. Under ASU 2016-01, entities will be required to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted for certain provisions. The adoption of ASU 2016-01, is not expected to have an impact on our Financial Statements.

In September 2015, the FASB issued Accounting Standards Update (“ASU”) ASU 2015-16 “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e. as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer must revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU 2015-16, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earning by line item that would have been in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 did not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-16, is not expected to have an impact on our Financial Statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments of ASU 2014-09 were effective for reporting periods beginning after December 15, 2016, with early adoption prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date,” which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Management is currently assessing the adoption methodology and the impact the adoption of these ASUs will have on our Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
January 30, 2016

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 30, 2016
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
BRU Oxnard, CA	—	1,703	2,357	4,060	—	1,703	2,357	4,060	(913)	7/21/2005	0	to	50	YEARS
BRU Van Nuys, CA	—	3,390	2,942	6,332	—	3,390	2,942	6,332	(1,355)	7/21/2005	0	to	50	YEARS
BRU Glendale(Arrowhead), AZ	—	—	4,800	4,800	—	—	4,800	4,800	(1,777)	7/21/2005	0	to	50	YEARS
BRU Tucson, AZ	—	2,660	2,072	4,732	—	2,660	2,072	4,732	(699)	7/21/2005	0	to	50	YEARS
BRU Sterling, VA	—	1,917	2,114	4,031	—	1,917	2,114	4,031	(649)	7/21/2005	0	to	50	YEARS
BRU White Oak, MD	—	1,367	3,529	4,896	—	1,367	3,529	4,896	(1,013)	7/21/2005	0	to	50	YEARS
BRU Milford, CT	—	2,234	3,164	5,398	—	2,234	3,164	5,398	(906)	7/21/2005	0	to	50	YEARS
BRU Reno, NV	—	1,412	2,063	3,475	—	1,412	2,063	3,475	(560)	7/21/2005	0	to	50	YEARS
BRU Fairview Heights, IL	—	1,072	2,986	4,058	—	1,072	2,986	4,058	(1,343)	7/21/2005	0	to	50	YEARS
BRU Ogden, UT	—	621	2,187	2,808	—	621	2,187	2,808	(1,056)	7/21/2005	0	to	50	YEARS
BRU Columbia, SC	—	3,491	1,175	4,666	—	3,491	1,175	4,666	(391)	7/21/2005	0	to	50	YEARS
BRU Orland Park, IL	—	1,620	2,187	3,807	—	1,620	2,187	3,807	(1,015)	7/21/2005	0	to	50	YEARS
BRU Northville, MI	—	2,052	3,271	5,323	—	2,052	3,271	5,323	(1,507)	7/21/2005	0	to	50	YEARS
BRU Flint, MI	—	31	3,385	3,416	—	31	3,385	3,416	(1,352)	7/21/2005	0	to	50	YEARS
BRU Auburn Hills, MI	—	2,529	2,412	4,941	—	2,529	2,412	4,941	(831)	7/21/2005	0	to	50	YEARS
BRU Fort Wayne, IN	—	1,767	2,164	3,931	—	1,767	2,164	3,931	(707)	7/21/2005	0	to	50	YEARS
BRU Syracuse, NY	—	1,408	3,824	5,232	—	1,408	3,824	5,232	(1,102)	7/21/2005	0	to	50	YEARS
BRU Merrillville, IN	—	1,029	2,443	3,472	—	1,029	2,443	3,472	(701)	7/21/2005	0	to	50	YEARS
BRU Dublin(Pleasanton), CA	—	21	5,335	5,356	—	21	5,335	5,356	(1,165)	7/21/2005	0	to	50	YEARS
BRU Modesto, CA	—	916	3,382	4,298	—	916	3,382	4,298	(1,135)	7/21/2005	0	to	50	YEARS
BRU Tigard, OR	—	25	6,165	6,190	—	25	6,165	6,190	(2,059)	7/21/2005	0	to	50	YEARS
BRU Highland Ranch, CO	—	1,854	2,863	4,717	—	1,854	2,863	4,717	(895)	7/21/2005	0	to	50	YEARS
BRU Vista, CA	—	2,006	2,423	4,429	—	2,006	2,423	4,429	(796)	7/21/2005	0	to	50	YEARS
BRU Madison, WI	—	1,045	1,834	2,879	(186)	1,045	1,648	2,693	(889)	7/21/2005	0	to	50	YEARS
BRU Braintree, MA	—	5,096	1,985	7,081	—	5,096	1,985	7,081	(1,043)	7/21/2005	0	to	50	YEARS
BRU Springfield, PA	—	6,345	3,927	10,272	—	6,345	3,927	10,272	(1,074)	7/21/2005	0	to	50	YEARS
BRU Montgomeryville, PA	—	3,709	2,469	6,178	—	3,709	2,469	6,178	(644)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 30, 2016
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Riverside, CA	—	2,326	4,324	6,650	—	2,326	4,324	6,650	(3,308)	7/21/2005	0	to	50	YEARS
TRU Bell Gardens, CA	—	1,032	3,964	4,996	—	1,032	3,964	4,996	(2,752)	7/21/2005	0	to	50	YEARS
TRU Murrietta, CA	—	1,110	2,468	3,578	—	1,110	2,468	3,578	(1,574)	7/21/2005	0	to	50	YEARS
TRU E. Mesa, AZ	—	1,142	3,142	4,284	—	1,142	3,142	4,284	(1,741)	7/21/2005	0	to	50	YEARS
TRU Mission Viejo, CA	—	3,117	3,280	6,397	—	3,117	3,280	6,397	(1,701)	7/21/2005	0	to	50	YEARS
TRU Reno, NV	—	950	3,044	3,994	—	950	3,044	3,994	(2,187)	7/21/2005	0	to	50	YEARS
TRU Modesto, CA	—	1,141	3,647	4,788	—	1,141	3,647	4,788	(2,506)	7/21/2005	0	to	50	YEARS
TRU Niles, IL	—	532	4,268	4,800	—	532	4,268	4,800	(3,103)	7/21/2005	0	to	50	YEARS
TRU Bloomingdale, IL	—	736	5,015	5,751	—	736	5,015	5,751	(3,477)	7/21/2005	0	to	50	YEARS
TRU Orland Park, IL	—	1,014	4,017	5,031	—	1,014	4,017	5,031	(3,047)	7/21/2005	0	to	50	YEARS
TRU S. Milwaukee, WI	—	215	2,657	2,872	(306)	215	2,351	2,566	(1,930)	7/21/2005	0	to	50	YEARS
TRU Brookfield, WI	—	917	3,079	3,996	—	917	3,079	3,996	(2,255)	7/21/2005	0	to	50	YEARS
TRU Davenport, IA	—	950	2,881	3,831	—	950	2,881	3,831	(1,606)	7/21/2005	0	to	50	YEARS
TRU Racine, WI	—	703	2,679	3,382	—	703	2,679	3,382	(1,729)	7/21/2005	0	to	50	YEARS
TRU Gurnee, IL	—	1,681	2,876	4,557	—	1,681	2,876	4,557	(1,786)	7/21/2005	0	to	50	YEARS
TRU Yonkers, NY	—	1,570	5,867	7,437	—	1,570	5,867	7,437	(4,300)	7/21/2005	0	to	50	YEARS
TRU Toms River, NJ	—	783	4,508	5,291	—	783	4,508	5,291	(3,340)	7/21/2005	0	to	50	YEARS
TRU Nanuet, NY	—	666	4,372	5,038	—	666	4,372	5,038	(3,159)	7/21/2005	0	to	50	YEARS
TRU Milford, CT	—	698	3,762	4,460	—	698	3,762	4,460	(2,742)	7/21/2005	0	to	50	YEARS
TRU Poughkeepsie, NY	—	662	4,578	5,240	—	662	4,578	5,240	(2,990)	7/21/2005	0	to	50	YEARS
TRU Norwalk, CT	—	2,420	5,172	7,592	—	2,420	5,172	7,592	(2,523)	7/21/2005	0	to	50	YEARS
TRU Austin(So), TX	—	967	3,878	4,845	—	967	3,878	4,845	(2,177)	7/21/2005	0	to	50	YEARS
TRU Corpus Christi, TX	—	1,224	2,925	4,149	—	1,224	2,925	4,149	(2,004)	7/21/2005	0	to	50	YEARS
TRU Lafayette, LA	—	1,155	2,514	3,669	—	1,155	2,514	3,669	(1,447)	7/21/2005	0	to	50	YEARS
TRU Mc Allen, TX	—	2,438	2,615	5,053	—	2,438	2,615	5,053	(1,505)	7/21/2005	0	to	50	YEARS
TRU Manchester, NH	—	578	2,867	3,445	—	578	2,867	3,445	(2,092)	7/21/2005	0	to	50	YEARS
TRU Salem, NH	—	2,622	4,027	6,649	—	2,622	4,027	6,649	(2,438)	7/21/2005	0	to	50	YEARS
TRU South Arlington, TX	—	1,819	3,975	5,794	—	1,819	3,975	5,794	(2,728)	7/21/2005	0	to	50	YEARS
TRU Lewisville, TX	—	1,400	2,787	4,187	—	1,400	2,787	4,187	(1,678)	7/21/2005	0	to	50	YEARS
TRU Tigard, OR	—	1,501	3,874	5,375	—	1,501	3,874	5,375	(2,940)	7/21/2005	0	to	50	YEARS
TRU Annapolis, MD	—	5,007	4,176	9,183	—	5,007	4,176	9,183	(2,389)	7/21/2005	0	to	50	YEARS
TRU Winchester, VA	—	4	2,515	2,519	—	4	2,515	2,519	(1,536)	7/21/2005	0	to	50	YEARS
TRU Fredericksburg, VA	—	1,500	1,711	3,211	—	1,500	1,711	3,211	(1,060)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 30, 2016
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Norfolk, VA	—	821	3,077	3,898	—	821	3,077	3,898	(2,448)	7/21/2005	0	to	50	YEARS
TRU Golden Ring, MD	—	1,426	3,759	5,185	—	1,426	3,759	5,185	(2,483)	7/21/2005	0	to	50	YEARS
TRU Johnson City, TN	—	1,434	2,552	3,986	—	1,434	2,552	3,986	(1,486)	7/21/2005	0	to	50	YEARS
TRU Cary, NC	—	1,056	2,833	3,889	—	1,056	2,833	3,889	(1,623)	7/21/2005	0	to	50	YEARS
TRU Dadeland, FL	—	3,052	4,426	7,478	—	3,052	4,426	7,478	(3,290)	7/21/2005	0	to	50	YEARS
TRU Orlando III , FL	—	3,550	4,102	7,652	—	3,550	4,102	7,652	(2,507)	7/21/2005	0	to	50	YEARS
TRU Pembroke Pines, FL	—	2,986	3,214	6,200	—	2,986	3,214	6,200	(1,645)	7/21/2005	0	to	50	YEARS
TRU Rivergate, TN	—	1,910	3,042	4,952	—	1,910	3,042	4,952	(2,325)	7/21/2005	0	to	50	YEARS
TRU Birmingham II, AL	—	3,225	3,706	6,931	—	3,225	3,706	6,931	(2,316)	7/21/2005	0	to	50	YEARS
TRU Pineville, NC	—	1,783	2,233	4,016	(313)	1,470	2,233	3,703	(1,277)	7/21/2005	0	to	50	YEARS
TRU Franklin, TN	—	1,208	2,951	4,159	—	1,208	2,951	4,159	(1,341)	7/21/2005	0	to	50	YEARS
TRU Germantown, TN	—	1,179	2,331	3,510	—	1,179	2,331	3,510	(1,100)	7/21/2005	0	to	50	YEARS
TRU Castleton, IN	—	559	3,049	3,608	—	559	3,049	3,608	(2,143)	7/21/2005	0	to	50	YEARS
TRU Florence, KY	—	884	2,579	3,463	—	884	2,579	3,463	(2,033)	7/21/2005	0	to	50	YEARS
TRU Southgate, MI	—	218	2,603	2,821	—	218	2,603	2,821	(2,400)	7/21/2005	0	to	50	YEARS
TRU Madison Heights, MI	—	256	4,314	4,570	—	256	4,314	4,570	(3,407)	7/21/2005	0	to	50	YEARS
TRU Sterling Hghts, MI	—	1,395	3,555	4,950	—	1,395	3,555	4,950	(2,624)	7/21/2005	0	to	50	YEARS
TRU Westland, MI	—	752	4,025	4,777	—	752	4,025	4,777	(2,839)	7/21/2005	0	to	50	YEARS
TRU Des Moines, IA	—	824	2,879	3,703	—	824	2,879	3,703	(1,851)	7/21/2005	0	to	50	YEARS
TRU Mid Rivers, MO	—	1,117	3,053	4,170	—	1,117	3,053	4,170	(1,959)	7/21/2005	0	to	50	YEARS
TRU Fairview Hts, IL	—	1,217	3,152	4,369	—	1,217	3,152	4,369	(2,088)	7/21/2005	0	to	50	YEARS
TRU Westminster, CO	—	1,599	3,408	5,007	—	1,599	3,408	5,007	(2,152)	7/21/2005	0	to	50	YEARS
TRU Appleton, WI	—	851	3,062	3,913	—	851	3,062	3,913	(1,667)	7/21/2005	0	to	50	YEARS
TRU Kingston, MA	—	2,671	2,951	5,622	—	2,671	2,951	5,622	(1,800)	7/21/2005	0	to	50	YEARS
TRU Brockton, MA	—	1,205	2,978	4,183	—	1,205	2,978	4,183	(1,860)	7/21/2005	0	to	50	YEARS
TRU No Attlboro, MA	—	2,664	3,857	6,521	—	2,664	3,857	6,521	(2,207)	7/21/2005	0	to	50	YEARS
TRU Colerain, OH	—	673	3,304	3,977	—	673	3,304	3,977	(2,324)	7/21/2005	0	to	50	YEARS
TRU Clermont, OH	—	882	2,836	3,718	—	882	2,836	3,718	(2,112)	7/21/2005	0	to	50	YEARS
TRU Columbus-Hamilton, OH	—	690	2,702	3,392	—	690	2,702	3,392	(1,657)	7/21/2005	0	to	50	YEARS
TRU Miamisburg, OH	—	1,271	3,191	4,462	—	1,271	3,191	4,462	(2,246)	7/21/2005	0	to	50	YEARS
TRU Dublin, OH	—	1,179	2,719	3,898	—	1,179	2,719	3,898	(1,659)	7/21/2005	0	to	50	YEARS
TRU Chapel Hill, OH	—	811	2,805	3,616	—	811	2,805	3,616	(1,968)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 30, 2016
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU Mentor, OH	—	901	3,567	4,468	—	901	3,567	4,468	(2,357)	7/21/2005	0	to	50	YEARS
TRU Elyria, OH	—	716	2,971	3,687	—	716	2,971	3,687	(1,932)	7/21/2005	0	to	50	YEARS
TRU Boardman Twp., OH	—	370	2,508	2,878	—	370	2,508	2,878	(1,560)	7/21/2005	0	to	50	YEARS
TRU Canton Realty, OH	—	724	1,679	2,403	—	724	1,679	2,403	(1,346)	7/21/2005	0	to	50	YEARS
TRU Toledo, OH	—	1,266	3,872	5,138	—	1,266	3,872	5,138	(2,852)	7/21/2005	0	to	50	YEARS
TRU Sandusky, OH	—	956	1,277	2,233	(27)	929	1,277	2,206	(697)	7/21/2005	0	to	50	YEARS
TRU Allentown, PA	—	1,250	4,706	5,956	—	1,250	4,706	5,956	(3,348)	7/21/2005	0	to	50	YEARS
TRU Wilkes-Barre, PA	—	550	3,579	4,129	—	550	3,579	4,129	(2,569)	7/21/2005	0	to	50	YEARS
TRU Scranton, PA	—	1,372	3,418	4,790	—	1,372	3,418	4,790	(2,314)	7/21/2005	0	to	50	YEARS
TRU King Of Prussia, PA	—	800	4,993	5,793	(4,965)	753	75	828	(74)	7/21/2005	0	to	50	YEARS
TRU York, PA	—	606	2,032	2,638	—	606	2,032	2,638	(1,475)	7/21/2005	0	to	50	YEARS
TRU Oxford Valley, PA	—	780	5,001	5,781	—	780	5,001	5,781	(3,063)	7/21/2005	0	to	50	YEARS
TRU Granite Run, PA	—	1,149	4,499	5,648	—	1,149	4,499	5,648	(3,207)	7/21/2005	0	to	50	YEARS
TRU Williamsport, PA	—	478	1,936	2,414	—	478	1,936	2,414	(881)	7/21/2005	0	to	50	YEARS
TRU Franklin Hills, PA	—	2,364	3,845	6,209	—	2,364	3,845	6,209	(2,174)	7/21/2005	0	to	50	YEARS
TRU Reading, PA	—	3,767	2,305	6,072	1,489	5,058	2,503	7,561	(1,291)	7/21/2005	0	to	50	YEARS
TRU Johnstown, PA	—	765	1,404	2,169	—	765	1,404	2,169	(672)	7/21/2005	0	to	50	YEARS
TRU Erie, PA	—	1,434	4,178	5,612	—	1,434	4,178	5,612	(2,744)	7/21/2005	0	to	50	YEARS
TRU Monroeville, PA	—	2,084	5,140	7,224	—	2,084	5,140	7,224	(3,272)	7/21/2005	0	to	50	YEARS
TRU Center Twp, PA	—	617	4,549	5,166	—	617	4,549	5,166	(2,925)	7/21/2005	0	to	50	YEARS
BRU Everett, MA	—	—	3,806	3,806	—	—	3,806	3,806	(2,274)	7/21/2005	0	to	50	YEARS
BRU Holland(Toledo),OH	—	—	1,633	1,633	—	—	1,633	1,633	(643)	7/21/2005	0	to	50	YEARS
BRU N. Attleboro, MA	—	—	1,852	1,852	—	—	1,852	1,852	(893)	7/21/2005	0	to	50	YEARS
BRU Reynoldsburg(Columbus),OH	—	—	2,486	2,486	—	—	2,486	2,486	(1,416)	7/21/2005	0	to	50	YEARS
BRU Boardman, OH	—	—	1,312	1,312	—	—	1,312	1,312	(593)	7/21/2005	0	to	50	YEARS
TRU N. Dartmouth, MA	—	—	2,038	2,038	—	—	2,038	2,038	(1,072)	7/21/2005	0	to	50	YEARS
TRU St. Clairsville, OH	—	—	3,544	3,544	—	—	3,544	3,544	(2,148)	7/21/2005	0	to	50	YEARS

		INITIAL COST TO COMPANY				GROSS AMOUNT AT WHICH CARRIED AT JANUARY 30, 2016
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ADJUSTMENTS TO INITIAL COST	LAND	BUILDINGS & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF ACQUISITION	LIFE ON WHICH DEPRECIATION IN LATEST INCOME STATEMENT IS COMPUTED
TRU North Olmsted, OH	—	—	3,774	3,774	—	—	3,774	3,774	(2,296)	7/21/2005	0	to	50	YEARS
TRU Montrose, OH	—	—	2,184	2,184	—	—	2,184	2,184	(1,347)	7/21/2005	0	to	50	YEARS
TRU Ross Park Mall, PA	—	—	4,652	4,652	—	—	4,652	4,652	(3,208)	7/21/2005	0	to	50	YEARS
TRU Cranberry, PA	—	—	3,085	3,085	—	—	3,085	3,085	(1,732)	7/21/2005	0	to	50	YEARS
TOTAL		$164,197	$395,995	$560,192	$(4,308)	$165,101	$390,783	$555,884	$(230,539)
Reconciliations of gross amount at which assets are carried for the three fiscal years ended 2015, 2014 and 2013 are as follows:

	Fiscal Year (in thousands)
	2015	2014	2013
Balance at beginning of fiscal year	$558,672	$564,076	$575,395
Deductions during year:
Cost of real estate sold	(2,788)	(5,404)	(7,446)
Asset disposals/retirements (1)	—	—	(3,873)
Balance at close of fiscal year	$555,884	$558,672	$564,076
Reconciliations of accumulated depreciation for the three fiscal years ended 2015, 2014 and 2013 are as follows:

	Fiscal Year (in thousands)
	2015	2014	2013
Balance at beginning of fiscal year	$221,205	$211,140	$206,669
Additions (Deductions) during year:
Accumulated depreciation on real estate sold	(1,170)	(886)	(4,060)
Provision for depreciation	10,504	10,951	12,404
Asset disposals/retirements (1)	—	—	(3,873)
Balance at close of fiscal year	$230,539	$221,205	$211,140
(1) Assets disposed of in connection with lease terminations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
(a) Dismissal of Prior Independent Registered Public Accounting Firm
On June 16, 2015, The Audit Committee of the Board of Directors of TRU approved the replacement of the TRU’s independent registered public accounting firm, Deloitte & Touche LLP (“D&T”), and engaged Ernst & Young LLP (“EY”) as the new independent registered public accounting firm of TRU and its consolidated subsidiaries, including the Company. The dismissal and appointment was a result of a competitive bidding process involving several accounting firms, including D&T.
The audit reports of D&T on the financial statements of the Company as of and for the fiscal years ended January 31, 2015 and February 1, 2014, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years ended January 31, 2015 and February 1, 2014, and the subsequent interim period through June 16, 2015, there were no disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K), which, if not resolved to the satisfaction of D&T would have caused D&T to make reference to the subject matter of the disagreement in connection with its report and there were no “reportable events” (as defined by Item 304(a)(1)(v) of Regulation S-K).
(b) Engagement of New Independent Registered Public Accounting Firm
During the Company’s two most recent fiscal years and the subsequent interim period preceding the EY engagement, neither the Company nor anyone on behalf of the Company consulted with EY regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and EY did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event” (as defined by Item 304(a)(1) of Regulation S-K).

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

Based on this assessment, management concluded that, as of January 30, 2016, our internal control over financial reporting was effective.
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
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
TRU Propco II Master Lease
We own fee and ground leasehold interests in 123 properties in the United States (collectively, the “Properties” and each, a “Property”), which we lease on a triple-net basis to Toys “R” Us-Delaware, Inc. (“Toys-Delaware”) pursuant to the Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”). Set forth below are the principal terms of the TRU Propco II Master Lease.
Parties
TRU Propco II, as the “Landlord,” and Toys-Delaware, as the “Tenant.”
Leased properties
123 properties, comprising either fee interests or ground-leased land and the improvements thereon.
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
Tenant’s termination rights with respect to an uneconomic property
The Tenant may request a termination of the TRU Propco II Master Lease with respect to a Property if, in the good faith judgment of the Tenant, such Property becomes or imminently will become, and will remain for the foreseeable future, uneconomic or unsuitable for its then primary use. If and when the Landlord (using reasonable, good faith efforts to sell such Property) is able to sell the Property at its fair market value (unencumbered by the TRU Propco II Master Lease), the TRU Propco II Master Lease with respect to such Property will terminate and, in addition to its sale proceeds, the Landlord will receive from the Tenant a termination payment equal to the excess (if any) of the net present value of the base rent for the Property over its remaining term, discounted at 10% per annum, over the sales proceeds for the Property received by the Landlord.
Base rent
The Tenant agreed to pay to the Landlord base rent for the term of the TRU Propco II Master Lease for each Property.
The net base cash rents to be paid by the Master Tenant to us under the TRU Propco II Master Lease, effective February 1, 2015, increased to $97 million per annum, reduced for lease terminations and properties sold through the end of fiscal 2015. Future rental payments are subject to additional 10% increases on February 1, 2020 and February 1, 2025. If Tenant requests Landlord to make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property, and Landlord agrees to such request, or if Landlord offers to Tenant that Landlord make (at Landlord’s cost), or pay the cost of, a capital improvement at a Leased Property and Tenant accepts such offer, then the base rent for such Leased Property shall be increased by an amount agreed upon by the parties to reflect a rental increase that would be agreed upon by a landlord and tenant, who are unrelated to one another and dealing with each other on an arm’s length basis, in consideration for such capital improvement or payment by Landlord, taking into account then-market conditions and the terms and conditions of this TRU Propco II Master Lease. For clarity, any making of any request, agreement, offer or acceptance referred to above in this section shall be in the sole discretion of each of Landlord and Tenant.
Base rent is payable monthly in advance. Future base rents increase upon escalation of ground lease rents and the exercise of renewal options based on the terms of the underlying ground leases. Decreases in future base rents will occur upon the reduction of ground lease rents or expiration of the underlying ground lease. Base rent will also be reduced if and when the TRU Propco II Master Lease shall terminate with respect to any individual Property as described above in the immediately preceding section or in – “Casualty and Condemnation” below. Refer to Item 1A “Risk Factors – Risks Relating to the Company – All of our revenues are generated under the TRU Propco II Master Lease. Unexpected expenses, termination of the TRU Propco II Master Lease, sales of Properties under the TRU Propco II Master Lease or a bankruptcy of the Master Tenant could have a material impact on our financial condition” in this Annual Report on Form 10-K.
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

Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. We earned related party Base rent revenues of $103 million during fiscals 2015 and 2014, respectively, and $104 million during fiscal 2013, excluding termination payments from Toys-Delaware. We recorded Tenant reimbursements of $14 million during fiscal 2015 and $13 million during fiscals 2014 and 2013, respectively, under the TRU Propco II Master Lease. Refer to Note 4 to the Financial Statements entitled “LEASES” regarding our rental arrangements.
Termination Payments
The TRU Propco II Master Lease requires Toys-Delaware to make a payment to us upon early termination of a lease, as set forth under the terms of the TRU Propco II Master Lease, or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We recorded termination payments of $2 million and $3 million in fiscals 2015 and 2014, respectively, in Base rents in the Statements of Operations. We recorded termination payments of $12 million in fiscal 2013 in Earnings from discontinued operations.
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
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement and are recorded in Other operating expenses, net in the Statements of Operations. The amount charged to us for these services was $2 million during fiscals 2015 and 2014, respectively, and $1 million during fiscal 2013.
Transactions with the Sponsors
We did not have any transactions with entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”) during fiscals 2015, 2014 and 2013. The Sponsors did not own any of the Secured Notes as of January 30, 2016 and January 31, 2015, respectively. Entities advised by or affiliated with Kohlberg Kravis Roberts & Co. L.P. owned an aggregate of $5 million of the Secured Notes as of February 1, 2014.
Due from Affiliate, Net
As of January 30, 2016 and January 31, 2015, Due from affiliate, net was $4 million and $3 million, respectively, and primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.
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
Appointment of Independent Registered Public Accounting Firm
On June 16, 2015, the Audit Committee of the Board of TRU approved the replacement of TRU’s independent registered public accounting firm, Deloitte & Touche LLP (“D&T”), and engaged Ernst & Young LLP (“EY”) as the new independent registered public accounting firm of TRU and its consolidated subsidiaries, including the Company. The dismissal and appointment was a result of a competitive bidding process involving several accounting firms, including D&T.
The Audit Committee appointed EY as our independent registered public accounting firm to conduct the audit of our Financial Statements for fiscal 2015. The Audit Committee had previously appointed D&T as our independent registered public accounting firm to conduct the audit of our Financial Statements for fiscal 2014.
Audit Fees
A portion of the costs of professional services provided to TRU and its consolidated subsidiaries for fiscals 2015 and 2014 have been allocated to TRU Propco II.
The aggregate fees billed by EY and D&T for professional services rendered on our behalf for the audits of the annual Financial Statements for fiscals 2015 and 2014, respectively, and for the reviews of our Quarterly Reports on Form 10-Q for those fiscal years were estimated as follows:

	Fiscal 2015			Fiscal 2014
	EY	D&T	Total	D&T
Audit Fees	$172,000	$23,000	$195,000	$211,000

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules
(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.
(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 58 of this Annual Report on Form 10-K. We will furnish to any security holder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such security holder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

By:	/s/ Michael J. Short
Name:	Michael J. Short
Title:	President and Chief Financial Officer
Date: April 8, 2016
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated at Toys-Delaware, the Managing Member of Giraffe Holdings, LLC, the Managing Member of Giraffe Junior Holdings, LLC, the Managing Member of Toys “R” Us Property Company II, LLC, such person performing the similar functions of a board of directors of the registrant, on April 8, 2016.

Signature	Title

/s/ David A. Brandon	Chief Executive Officer of Toys-Delaware
David A. Brandon

/s/ Michael J. Short	Executive Vice President — Chief Financial Officer of Toys-Delaware and President and Chief Financial Officer of the registrant (Principal Executive and Financial Officer of the registrant)
Michael J. Short

/s/ Charles D. Knight	Senior Vice President — Controller of Toys-Delaware
Charles D. Knight	(Principal Accounting Officer of the registrant)

/s/ Michael J. Short	Authorized officer of the Managing Member of the Company
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

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Toys “R” Us – Delaware, Inc. financial statements (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on April 8, 2016 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document