Form 10-Q
period 2016-04-30
Toys R Us Property Co II, LLC
filed 2016-06-14
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016 Commission file number 333-168515
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
As of June 14, 2016, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	April 30, 2016	January 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$115,313	$91,362
Due from affiliate, net	3,494	3,627
Prepaid expenses	1,568	1,415
Total current assets	120,375	96,404
Real Estate, Net:
Land	165,101	165,101
Buildings, net	137,208	138,514
Property and leasehold improvements, net	20,464	21,730
Total real estate, net	322,773	325,345
Straight-line rent receivable from affiliate	99,667	98,635
Total Assets	$542,815	$520,384

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$25,593	$10,271
Real estate taxes payable	4,756	4,679
Deferred related party revenue	—	260
Deferred third party rent liabilities	30	30
Other current liabilities	228	257
Total current liabilities	30,607	15,497
Long-term debt	716,737	715,458
Deferred third party rent liabilities	14,110	14,029
Member’s deficit	(218,639)	(224,600)
Total Liabilities and Member’s Deficit	$542,815	$520,384
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In thousands)	April 30, 2016	May 2, 2015
Rental revenues:
Base rents	$26,111	$28,241
Tenant reimbursements	3,461	3,343
Total revenues	29,572	31,584
Depreciation	2,572	2,682
Rental expense	666	678
Common area maintenance expenses	3,464	3,343
Other operating expenses, net	411	1,463
Total operating expenses	7,113	8,166
Operating earnings	22,459	23,418
Interest expense, net	16,498	16,644
Net earnings	$5,961	$6,774
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In thousands)	April 30, 2016	May 2, 2015
Cash Flows from Operating Activities:
Net earnings	$5,961	$6,774
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation	2,572	2,682
Amortization of debt issuance costs	899	903
Amortization of original issue discount	380	349
Loss on sale of real estate	—	1,027
Changes in operating assets and liabilities:
Due from affiliate, net	133	(148)
Prepaid expenses	(153)	(119)
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(951)	(581)
Accrued interest, Real estate taxes payable and Other current liabilities	15,370	15,491
Deferred related party revenue	(260)	7,557
Net cash provided by operating activities	23,951	33,935
Cash Flows from Investing Activities:
Proceeds from sale of real estate	—	592
Net cash provided by investing activities	—	592
Cash Flows from Financing Activities:
Distributions	—	(2,900)
Net cash used in financing activities	—	(2,900)
Cash and cash equivalents:
Net increase during period	23,951	31,627
Cash and cash equivalents at beginning of period	91,362	66,398
Cash and cash equivalents at end of period	$115,313	$98,025
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member’s Deficit
Balance, January 31, 2015	$(235,683)
Net earnings	6,774
Distributions	(2,900)
Balance, May 2, 2015	$(231,809)

Balance, January 30, 2016	$(224,600)
Net earnings	5,961
Balance, April 30, 2016	$(218,639)
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
The Condensed Balance Sheets as of April 30, 2016 and January 30, 2016, the Condensed Statements of Operations, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the thirteen weeks ended April 30, 2016 and May 2, 2015, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. We have no other comprehensive income items. Therefore, our comprehensive income is equal to Net earnings for thirteen weeks ended April 30, 2016 and May 2, 2015. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Balance Sheet at January 30, 2016, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Adoption of New Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Under the previous practice, debt issuance costs were recognized as an asset.  In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements.  The Company has retrospectively adopted the amendments of ASU 2015-03 and ASU 2015-15, effective January 31, 2016.  We revised the balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of Long-term debt on the Condensed Balance Sheets. The amounts of debt issuance costs that were reclassified as of April 30, 2016 and January 30, 2016 totaled $6 million and $7 million, respectively.

2. Real estate, net

(In thousands)	April 30, 2016	January 30, 2016
Land	$165,101	$165,101
Buildings	262,786	262,786
Property and leasehold improvements	127,997	127,997
	555,884	555,884
Less: accumulated depreciation	233,111	230,539
Total	$322,773	$325,345
During the thirteen weeks ended April 30, 2016, we did not dispose of any properties. During the thirteen weeks ended May 2, 2015, we sold an owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $1 million which is included in Other operating expenses, net.

The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. Termination payments are included in Base Rents in the Condensed Statements of Operations. We did not record any termination payments for the thirteen weeks ended April 30, 2016. We recorded termination payments of $2 million during the thirteen weeks ended May 2, 2015.

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
Long-term Debt
As of April 30, 2016 and January 30, 2016, the fair value of our Long-term debt was $708 million and $667 million, respectively, which was estimated using Level 1 inputs, representing quoted market prices in reasonably active markets of our debt instrument.
Other Financial Instruments
Other financial instruments that are not measured at fair value on our Condensed Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

4. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the thirteen weeks ended April 30, 2016, we did not make any cash distributions. During the thirteen weeks ended May 2, 2015, we made cash distributions of $3 million in dividends.

5. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During each of the thirteen weeks ended April 30, 2016 and May 2, 2015, we earned related party Base rent revenues of $26 million, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of $3 million under the TRU Propco II Master Lease during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.
Termination Payments
As discussed in Note 2 entitled “Real estate, net,” the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We did not record any termination payments for the thirteen weeks ended April 30, 2016. We recorded termination payments of $2 million during the thirteen weeks ended May 2, 2015.
Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses, net on the Condensed Statements of Operations. During each of the thirteen weeks ended April 30, 2016 and May 2, 2015, the amounts charged to us for these services were less than $1 million.

Due from Affiliate, Net
As of April 30, 2016 and January 30, 2016, Due from affiliate, net of $3 million and $4 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

6. Recent accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The accounting applied by the lessor is largely unchanged from that applied under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on our Condensed Financial Statements.
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
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date,” which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. Management is currently assessing the adoption methodology and the impact the adoption of these ASUs will have on our Condensed Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein the “Company,” “we,” “us,” or “our” means Toys “R” Us Property Company II, LLC (“TRU Propco II”), except as expressly indicated or unless the content otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and Condensed Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

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

Results of Operations
Total Revenues

	13 Weeks Ended
($ In thousands)	April 30, 2016	May 2, 2015	$ Change	% Change
Total revenues	$29,572	$31,584	$(2,012)	(6.4)%
Total revenues decreased by $2.0 million for the thirteen weeks ended April 30, 2016, compared to the same period last year. The decrease was primarily due to a $2.2 million termination payment recorded in the prior year as required under the TRU Propco II Master Lease.

Depreciation

	13 Weeks Ended
($ In thousands)	April 30, 2016	May 2, 2015	$ Change	% Change
Depreciation	$2,572	$2,682	$(110)	(4.1)%
Depreciation decreased by $0.1 million for the thirteen weeks ended April 30, 2016, compared to the same period last year. The decrease was due to fully depreciated assets.

Rental Expense

	13 Weeks Ended
($ In thousands)	April 30, 2016	May 2, 2015	$ Change	% Change
Rental expense	$666	$678	$(12)	(1.8)%
Rental expense decreased by less than $0.1 million for the thirteen weeks ended April 30, 2016 compared to the same period last year.

Common Area Maintenance Expenses

	13 Weeks Ended
($ In thousands)	April 30, 2016	May 2, 2015	$ Change	% Change
Common area maintenance expenses	$3,464	$3,343	$121	3.6%
Common area maintenance expenses increased by $0.1 million for the thirteen weeks ended April 30, 2016 compared to the same period last year. The increase was primarily due to an increase in real estate taxes. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease, and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

	13 Weeks Ended
($ In thousands)	April 30, 2016	May 2, 2015	$ Change	% Change
Other operating expenses, net	$411	$1,463	$(1,052)	(71.9)%
Other operating expenses, net decreased by $1.1 million for the thirteen weeks ended April 30, 2016, compared to the same period last year. The decrease was primarily due to a $1.0 million prior year net loss on sales of real estate.

Interest Expense, Net

	13 Weeks Ended
($ In thousands)	April 30, 2016	May 2, 2015	$ Change	% Change
Interest expense, net	$16,498	$16,644	$(146)	(0.9)%
Interest expense, net decreased by $0.1 million for the thirteen weeks ended April 30, 2016, compared to the same period last year.

Net Earnings

	13 Weeks Ended
($ In thousands)	April 30, 2016	May 2, 2015	$ Change	% Change
Net earnings	$5,961	$6,774	$(813)	(12.0)%
Net earnings decreased by $0.8 million for the thirteen weeks ended April 30, 2016, compared to the same period last year. The decrease was primarily due to a decrease in Total Revenues partially offset by a decrease in Other operating expenses, net.

Liquidity and Capital Resources
Overview
As of April 30, 2016, we were in compliance with all of the covenants related to the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of April 30, 2016.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for at least the next twelve months.

As of April 30, 2016, we had all of our outstanding debt, which consists of $725 million of our Secured Notes, maturing in fiscal 2017. We believe that we have the ability to address the upcoming maturity by refinancing the notes, or repaying a portion and refinancing the balance of, the notes; however market conditions could reduce or restrict our ability to refinance the notes on favorable terms. We are currently working with advisors to assist us in connection with a potential debt refinancing.
Cash Flows

	13 Weeks Ended
(In thousands)	April 30, 2016	May 2, 2015	Change
Net cash provided by operating activities	$23,951	$33,935	$(9,984)
Net cash provided by investing activities	—	592	(592)
Net cash used in financing activities	—	(2,900)	2,900
Net increase during period in cash and cash equivalents	$23,951	$31,627	$(7,676)
Cash Flows Provided by Operating Activities
During the thirteen weeks ended April 30, 2016, Net cash provided by operating activities was $24.0 million, compared to $33.9 million for the thirteen weeks ended May 2, 2015. The decrease in Net cash provided by operating activities was primarily due to a decrease in collections of base rent due to timing of payments received. Additionally contributing to the decrease was a prior year termination payment received from Toys-Delaware as required under the TRU Propco II Master Lease.
Cash Flows Provided by Investing Activities
The Net cash provided by investing activities for the thirteen weeks ended May 2, 2015 was $0.6 million due to proceeds received from the sale of real estate.
Cash Flows Used in Financing Activities
During the thirteen weeks ended May 2, 2015, Net cash used in financing activities was $2.9 million due to Distributions.

Debt
Refer to the Annual Report on Form 10-K for further details regarding our debt.

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest and operating leases related to real estate used in the operation of our business. Refer to the “Contractual Obligations and Commitments” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for details on our contractual obligations and commitments.

Critical Accounting Policies
Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-16 “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e. as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer must revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU 2015-16, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earning by line item that would have been in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 did not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. The Company has adopted the amendments of ASU 2015-16, effective January 31, 2016. The adoption did not have an impact on our Condensed Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). This ASU will create consistencies with the guidance in International Financial Reporting Standards as well as the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company has adopted the amendments of ASU 2015-03 and ASU 2015-15, effective January 31, 2016. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 and ASU 2015-15 did not have an impact on our Condensed Financial Statements.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company adopted the amendments of ASU 2015-02, effective January 31, 2016. The adoption did not have an impact on our Condensed Financial Statements.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Under the previous practice, an entity was required to separately classify, present, and disclose extraordinary events and transactions. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, “Presentation of Financial Statements,” which prohibits the presentation and disclosure of extraordinary items. The Company adopted the amendments of ASU 2015-01, effective January 31, 2016. The adoption did not have an impact on our Condensed Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, future financial or operational performance, anticipated cost savings, results of restructurings, cash flows generated from operating activities, including rental income, anticipated developments, future financings, refinancings including exchange offers, debt repayments, targets and future occurrences and trends.
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of Toys-Delaware’s business, competition in the retail industry, changes in Toys-Delaware’s product distribution mix and distribution channels, general economic factors in the United States and other countries in which Toys-Delaware conducts its business, consumer spending patterns, birth rates, Toys-Delaware’s ability to implement its strategy including implementing initiatives for season, Toys-Delaware’s ability to recognize cost savings, implementation and operation of Toys-Delaware’s new e-commerce platform, marketing strategies, the availability of adequate financing to us, Toys-Delaware and TRU, ability to repatriate cash from TRU’s foreign operations, ability to distribute cash from TRU’s operating subsidiaries to their parent entities, access to trade credit, changes in consumer preferences, changes in employment legislation, Toys-Delaware’s dependence on key vendors for its merchandise, political and other developments associated with Toys-Delaware’s international operations, costs of goods that Toys-Delaware sells, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to Toys-Delaware’s stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact Toys-Delaware’s business, Toys-Delaware’s and TRU’s respective substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in their and our respective debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on April 8, 2016, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, Toys-Delaware typically earns a disproportionate part of its annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no change in our exposure to market risk during the thirteen weeks ended April 30, 2016. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: June 14, 2016	/s/ Michael J. Short
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen weeks ended April 30, 2016 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on June 14, 2016 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document