Form 10-Q
period 2016-07-30
Toys R Us Property Co II, LLC
filed 2016-09-13
CIK 1497188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016 Commission file number 333-168515
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
As of September 13, 2016, all of our outstanding membership interests were privately held by our sole member, Giraffe Junior Holdings, LLC.

TOYS “R” US PROPERTY COMPANY II, LLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	July 30, 2016	January 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$108,256	$91,362
Due from affiliate, net	4,091	3,627
Prepaid expenses	886	1,415
Total current assets	113,233	96,404
Real Estate, Net:
Land	165,101	165,101
Buildings, net	135,904	138,514
Property and leasehold improvements, net	19,199	21,730
Total real estate, net	320,204	325,345
Straight-line rent receivable from affiliate	100,654	98,635
Other assets	239	—
Total Assets	$534,330	$520,384

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accrued interest	$10,102	$10,271
Real estate taxes payable	5,074	4,679
Deferred related party revenue	260	260
Deferred third party rent liabilities	30	30
Other current liabilities	210	257
Total current liabilities	15,676	15,497
Long-term debt	718,020	715,458
Deferred third party rent liabilities	14,191	14,029
Member’s deficit	(213,557)	(224,600)
Total Liabilities and Member’s Deficit	$534,330	$520,384
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Rental revenues:
Base rents	$25,544	$25,537	$51,655	$53,778
Tenant reimbursements	3,457	3,375	6,918	6,718
Total revenues	29,001	28,912	58,573	60,496
Depreciation	2,569	2,678	5,141	5,360
Rental expense	666	671	1,332	1,349
Common area maintenance expenses	3,454	3,375	6,918	6,718
Other operating expenses, net	729	437	1,140	1,900
Total operating expenses	7,418	7,161	14,531	15,327
Operating earnings	21,583	21,751	44,042	45,169
Interest expense, net	16,501	16,593	32,999	33,237
Net earnings	$5,082	$5,158	$11,043	$11,932
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In thousands)	July 30, 2016	August 1, 2015
Cash Flows from Operating Activities:
Net earnings	$11,043	$11,932
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation	5,141	5,360
Amortization and write-off of debt issuance costs and debt discount	2,562	2,517
Loss on sale of real estate	—	1,026
Changes in operating assets and liabilities:
Due from affiliate, net	(464)	(1,375)
Prepaid expenses	529	691
Straight-line rent receivable from affiliate and Deferred third party rent liabilities	(1,857)	(1,476)
Accrued interest, Real estate taxes payable and Other current liabilities	179	190
Other assets	(239)	—
Net cash provided by operating activities	16,894	18,865
Cash Flows from Investing Activities:
Proceeds from sale of real estate	—	592
Net cash provided by investing activities	—	592
Cash Flows from Financing Activities:
Distributions	—	(7,389)
Net cash used in financing activities	—	(7,389)
Cash and cash equivalents:
Net increase during period	16,894	12,068
Cash and cash equivalents at beginning of period	91,362	66,398
Cash and cash equivalents at end of period	$108,256	$78,466
See accompanying notes to the Condensed Financial Statements.

TOYS “R” US PROPERTY COMPANY II, LLC
CONDENSED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
(Unaudited)

(In thousands)	Member’s Deficit
Balance, January 31, 2015	$(235,683)
Net earnings	11,932
Distributions	(7,389)
Balance, August 1, 2015	$(231,140)

Balance, January 30, 2016	$(224,600)
Net earnings	11,043
Balance, July 30, 2016	$(213,557)
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
The Condensed Balance Sheets as of July 30, 2016 and January 30, 2016, the Condensed Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, the Condensed Statements of Cash Flows and the Condensed Statements of Changes in Member’s Deficit for the twenty-six weeks ended July 30, 2016 and August 1, 2015, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. We have no other comprehensive income items. Therefore, our comprehensive income is equal to Net earnings for the twenty-six weeks ended July 30, 2016 and August 1, 2015. Our interim Condensed Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Balance Sheet at January 30, 2016, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Adoption of New Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Under the previous practice, debt issuance costs were recognized as an asset.  In August 2015, the FASB issued ASU 2015-15 “Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements.  The Company has retrospectively adopted the amendments of ASU 2015-03 and ASU 2015-15, effective January 31, 2016.  We revised the balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of Long-term debt on the Condensed Balance Sheets. The amounts of debt issuance costs that were reclassified as of July 30, 2016 and January 30, 2016 totaled $5 million and $7 million, respectively.

2. Real estate, net

(In thousands)	July 30, 2016	January 30, 2016
Land	$165,101	$165,101
Buildings	262,786	262,786
Property and leasehold improvements	127,997	127,997
	555,884	555,884
Less: accumulated depreciation	235,680	230,539
Total	$320,204	$325,345
During the twenty-six weeks ended July 30, 2016, we did not dispose of any properties.

During the thirteen weeks ended August 1, 2015, we did not dispose of any properties. During the twenty-six weeks ended August 1, 2015, we sold an owned property and a non-operating parcel to unrelated third parties for proceeds of $1 million, resulting in a net loss of $1 million, which is included in Other operating expenses, net.
The Amended and Restated Master Lease Agreement (the “TRU Propco II Master Lease”) requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. Termination payments are included in Base Rents in the Condensed Statements of Operations. We did not record any termination payments for the twenty-six weeks ended July 30, 2016 or for the thirteen weeks ended August 1, 2015. We recorded a termination payment of $2 million during the twenty-six weeks ended August 1, 2015.

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
Long-term Debt
As of July 30, 2016 and January 30, 2016, the fair value of our Long-term debt was $724 million and $667 million, respectively, which was estimated using Level 1 inputs, representing quoted market prices in reasonably active markets of our debt instrument.
Other Financial Instruments
Other financial instruments that are not measured at fair value on our Condensed Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

4. Member’s deficit
Giraffe Junior Holdings, LLC, an indirect wholly-owned subsidiary of TRU, is the direct owner of 100% of our limited liability company interests. We evaluate our cash balances on an ongoing basis and periodically distribute cash to our parent companies. During the twenty-six weeks ended July 30, 2016, we did not make any cash distributions. During the twenty-six weeks ended August 1, 2015, we made cash distributions of $7 million in dividends.

5. Related party transactions
Rental Revenues
Our rental revenues are derived from payments received under the TRU Propco II Master Lease we entered into with Toys-Delaware. The TRU Propco II Master Lease provides for Toys-Delaware to reimburse us for property related costs including, among others, real estate taxes and common area maintenance charges. These costs are directly paid by Toys-Delaware and are recorded as both an expense and a tenant reimbursement. During each of the thirteen weeks ended July 30, 2016 and August 1, 2015, we earned related party Base rent revenues of $26 million, excluding termination payments from Toys-Delaware. During each of the twenty-six weeks ended July 30, 2016 and August 1, 2015, we earned related party Base rent revenues of $52 million, excluding termination payments from Toys-Delaware. In addition, we recorded Tenant reimbursements of $3 million under the TRU Propco II Master Lease during each of the thirteen weeks ended July 30, 2016 and August 1, 2015. During each of the twenty-six weeks ended July 30, 2016 and August 1, 2015, we recorded Tenant reimbursements of $7 million.
Termination Payments
As discussed in Note 2 entitled “Real estate, net,” the TRU Propco II Master Lease requires Toys-Delaware to make a payment to us, as set forth under the terms of the TRU Propco II Master Lease, upon early termination of a lease or the successful execution of the sale of a property by us to a third party if the proceeds from the sale are less than the net present value of the base rent for the property over its remaining term, discounted at 10% per annum. We did not record any termination payments for the twenty-six weeks ended July 30, 2016 or for the thirteen weeks ended August 1, 2015. We recorded a termination payment of $2 million during the twenty-six weeks ended August 1, 2015.

Management Service Fees
Toys-Delaware provides a majority of the centralized corporate functions, including accounting, human resources, legal, tax and treasury services to TRU, other affiliates and us under the Domestic Services Agreement (“Agreement”). The costs are based on a formula for each affiliate, as defined in the Agreement, and are recorded in Other operating expenses, net on the Condensed Statements of Operations. During each of the thirteen weeks ended July 30, 2016 and August 1, 2015, the amounts charged to us for these services were less than $1 million. During each of the twenty-six weeks ended July 30, 2016 and August 1, 2015, the amounts charged to us for these services were $1 million.
Due from Affiliate, Net
As of July 30, 2016 and January 30, 2016, Due from affiliate, net of $4 million, respectively, primarily represents real estate taxes, base rents and certain property reimbursements owed to us by Toys-Delaware.

6. Recent accounting pronouncements
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2016-15 will have on our Condensed Financial Statements.
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
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” (“ASU 2015-14”), which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. Management is currently assessing the adoption methodology and the impact the adoption of these ASUs will have on our Condensed Financial Statements.

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

Results of Operations
Total Revenues

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Total revenues	$29,001	$28,912	$89	0.3%	$58,573	$60,496	$(1,923)	(3.2)%
Total revenues increased by $0.1 million for the thirteen weeks ended July 30, 2016, compared to the same period last year.
Total revenues decreased by $1.9 million for the twenty-six weeks ended July 30, 2016, compared to the same period last year. The decrease was primarily due to a $2.2 million termination payment recorded in the prior year for the sale of property as required under the TRU Propco II Master Lease.

Depreciation

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Depreciation	$2,569	$2,678	$(109)	(4.1)%	$5,141	$5,360	$(219)	(4.1)%
Depreciation decreased by $0.1 million and $0.2 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, compared to the same periods last year. The decrease in both periods was due to fully depreciated assets.

Rental Expense

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Rental expense	$666	$671	$(5)	(0.7)%	$1,332	$1,349	$(17)	(1.3)%
Rental expense decreased by less than $0.1 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, compared to the same period last year.

Common Area Maintenance Expenses

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Common area maintenance expenses	$3,454	$3,375	$79	2.3%	$6,918	$6,718	$200	3.0%
Common area maintenance expenses increased by $0.1 million and $0.2 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, compared to the same periods last year. The increase in both periods was primarily due to an increase in real estate taxes. These expenses are fully reimbursed by our tenant under the TRU Propco II Master Lease and are reflected in Tenant reimbursements, which is a component of Total revenues.

Other Operating Expenses, Net

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Other operating expenses, net	$729	$437	$292	66.8%	$1,140	$1,900	$(760)	(40.0)%
Other operating expenses, net increased by $0.3 million for the thirteen weeks ended July 30, 2016, compared to the same period last year. The increase was primarily due to professional fees related to a potential debt refinancing.
Other operating expenses, net decreased by $0.8 million for the twenty-six weeks ended July 30, 2016, compared to the same period last year. The decrease was primarily due to a $1.0 million prior year net loss incurred on the sale of real estate, partially offset by an increase in professional fees.

Interest Expense, Net

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Interest expense, net	$16,501	$16,593	$(92)	(0.6)%	$32,999	$33,237	$(238)	(0.7)%
Interest expense, net decreased by $0.1 million and $0.2 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, compared to the same periods last year.

Net Earnings

	13 Weeks Ended				26 Weeks Ended
($ In thousands)	July 30, 2016	August 1, 2015	$ Change	% Change	July 30, 2016	August 1, 2015	$ Change	% Change
Net earnings	$5,082	$5,158	$(76)	(1.5)%	$11,043	$11,932	$(889)	(7.5)%
Net earnings decreased by $0.1 million for the thirteen weeks ended July 30, 2016, compared to the same period last year.
Net earnings decreased by $0.9 million for the twenty-six weeks ended July 30, 2016, compared to the same period last year. The decrease was primarily due to a decline in Total Revenues partially offset by a decrease in Other operating expenses, net.

Liquidity and Capital Resources
Overview
As of July 30, 2016, we were in compliance with all of the covenants related to the 8.500% senior secured notes due fiscal 2017 (the “Secured Notes”).
Our largest source of operating cash flows is cash collections from our lessee, Toys-Delaware. In general, we utilize our cash to service debt, pay normal operating costs and at the discretion of our sole member, based on the recommendation of our management and as permitted by the indenture governing the Secured Notes, declare and pay dividends or make distributions.
Additionally, the indenture governing the Secured Notes allows us to re-invest the net cash proceeds from the sale of properties (“Asset Sales” as defined in the indenture) within 720 days subsequent to the receipt of the proceeds. If net cash proceeds are not reinvested within 720 days of receipt, the net cash proceeds are deemed to be excess proceeds (“Excess Proceeds”). When the aggregate amount of Excess Proceeds exceeds $10.0 million, we are required to make an offer to all holders of the Secured Notes within 30 days to purchase Secured Notes with the Excess Proceeds. We have not recognized cumulative Asset Sales, as defined in the indenture, in excess of $10.0 million as of July 30, 2016.
We have been able to meet our operating cash needs principally by using cash on hand and cash flows from operations and we believe that cash generated from operations along with existing cash will be sufficient to fund expected cash flow requirements for at least the next twelve months.
As of July 30, 2016, we had all of our outstanding debt, which consists of $725 million of our Secured Notes, maturing in December 2017. We believe that we have the ability to address the upcoming maturity by refinancing the notes, or repaying a portion and refinancing the balance of, the notes; however market conditions and the value of our properties could reduce or restrict the amount of such notes we are able to refinance and our ability to refinance the notes on favorable terms. We are currently working with advisors to assist us in connection with a potential debt refinancing and exploring structures, including accessing the commercial mortgage-backed securities and mezzanine financing markets.
Our advisors retained Cushman & Wakefield to perform an appraisal of our properties. Cushman & Wakefield performed appraisals estimating the aggregate of the individual values of our portfolio as of April 2016 under the following scenarios: assuming each property was leased at market rent as of the date of value (“Leased at Market Rent”) and assuming the property was vacant and available for lease as of the date of value (“Dark Value”). The aggregate of the individual values under the Leased at Market Rent and Dark Value scenarios as of the date of value was estimated at $878.8 million and $617.9 million, respectively.
An appraisal is only an estimate of value, as of the date stated in the appraisal. It is subject to various assumptions and limiting conditions and qualifications, any or all of which may have influenced the valuation. Changes since the date of the appraisal, whether in external market factors or in the property itself can significantly affect the value. As an estimate, the appraisal is not necessarily a measure of realizable value and may not reflect the amount which would be received if the property were sold.
Cash Flows

	26 Weeks Ended
(In thousands)	July 30, 2016	August 1, 2015	Change
Net cash provided by operating activities	$16,894	$18,865	$(1,971)
Net cash provided by investing activities	—	592	(592)
Net cash used in financing activities	—	(7,389)	7,389
Net increase during period in cash and cash equivalents	$16,894	$12,068	$4,826
Cash Flows Provided by Operating Activities
During the twenty-six weeks ended July 30, 2016, Net cash provided by operating activities was $16.9 million, compared to $18.9 million for the twenty-six weeks ended August 1, 2015. The decrease in Net cash provided by operating activities was primarily due to a $2.2 million termination payment recorded in the prior year from the sale of real estate, as required under the TRU Propco II Master Lease.
Cash Flows Provided by Investing Activities
The Net cash provided by investing activities for the twenty-six weeks ended August 1, 2015 was $0.6 million due to proceeds received from the sale of real estate.
Cash Flows Used in Financing Activities
During the twenty-six weeks ended August 1, 2015, Net cash used in financing activities was $7.4 million due to Distributions.

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
There has been no change in our exposure to market risk during the twenty-six weeks ended July 30, 2016. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYS “R” US PROPERTY COMPANY II, LLC
(Registrant)

Date: September 13, 2016	/s/ Michael J. Short
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

99.1
Toys “R” Us – Delaware, Inc. financial statements for the thirteen and twenty-six weeks ended July 30, 2016 (filed as Exhibit 99.1 to the Form 8-K filed by Toys “R” Us, Inc. on September 13, 2016 and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document